Form 10-K/A
period 2020-12-31
Sports Entertainment Acquisition Corp.
filed 2021-03-31
CIK 1820852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
 (Amendment No. 1)
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

As of March 31, 2021, 45,000,000 shares of Class A common stock, $0.0001 par value, and 11,250,000 shares of Class B common stock, $0.0001 par value, were issued and outstanding.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of Sports Entertainment Acquisition Corp. (“the Company”) for the year ended December 31, 2020, initially filed with the Securities and Exchange Commission on March 30, 2021 (the “Original Filing”), which was inadvertently and prematurely filed without electronic signature pages or final approval from the Company or the Company’s auditor. Accordingly, this filing restates in its entirety the Original Filing. All references to Form 10-K which follow, including, without limiting the foregoing, exhibits filed pursuant to Items 601(b)(31) and 601(b)(32) of Regulation S-K, are intended to refer to this Amendment.

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

On October 6, 2020 the Company consummated the Initial Public Offering (the “Initial Public Offering”) of 40,000,000 units (the “Units”). Each Unit consists of one share of Class A common stock, $0.0001 par value per share (the “Class A Common Stock” and, with respect to the Class A Common Stock included in the Units sold, the “Public Shares”), and one-half of one redeemable warrant of the Company (a “Warrant” and, with respect to the Warrants included in the Units sold, the “Public Warrants”), with each whole Warrant entitling the holder thereof to purchase one share of Class A Common Stock at an exercise price of $11.50 per share, subject to adjustment. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $400,000,000. The Company granted the underwriters in the IPO (the “Underwriters”) a 45-day option to purchase up to 6,000,000 additional Units to cover over-allotments, if any. On October 14, 2020, the Underwriters partially exercised the over-allotment option and on October 15, 2020, purchased an additional 5,000,000 Units (the “Over-Allotment Units”), generating gross proceeds of $50,000,000.

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

Following the closing of the Initial Public Offering on October 6, 2020, an amount of $400,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”), located in the United States and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting certain conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account, as described below. Following the closing of the sale of Over-Allotment Units on October 15, 2020, an amount of $50,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Over-Allotment Units and the simultaneous sale of additional Private Placement Warrants to the Sponsor and PJT was placed in the Trust Account and invested in same manner as the proceeds from the sale of the Units, as described above.

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

Each Unit contains one-half of one redeemable Warrant. No fractional Warrants will be issued upon separation of the Units and only whole Warrants will trade. Accordingly, unless you purchase at least two Units, you will not be able to receive or trade a whole Warrant. This is different from other offerings similar to ours whose Units include one share of common stock and one Warrant to purchase one whole share. We have established the components of the Units in this way in order to reduce the dilutive effect of the Warrants upon completion of an initial business combination since the Warrants will be exercisable in the aggregate for one third of the number of shares compared to Units that each contain a whole Warrant to purchase one share, thus making us, we believe, a more attractive merger partner for target businesses. Nevertheless, this Unit structure may cause our Units to be worth less than if they included a Warrant to purchase one whole share.

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

There has been no material change in the planned use of proceeds from such use as described in the Company’s final prospectus dated October 1, 2020.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from July 30, 2020 (inception) through December 31, 2020 were organizational activities, execution of the Initial Public Offering, described below, and identifying a target for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination at the earliest. We generate non-operating income in the form of interest income on marketable securities held since the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

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

Table of Content
In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $2,000,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant, at the option of the lender. The warrants would be identical to the Private Placement Warrants. There is no such loan outstanding as of December 31, 2020.

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

Table of Content
Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of common stock subject to mandatory redemption are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of our balance sheet.

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

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

Officers and Directors

Name	Age	Title

Eric Grubman	62	Chairman of the Board of Directors and Chief Financial Officer

John Collins	59	Chief Executive Officer

Natara Holloway	44	Director

Timothy Goodell	63	Director

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

Director Independence

The rules of the NYSE require that a majority of our board of directors be independent within one year of our initial public offering. An “independent director” is defined generally as a person that, in the opinion of the company’s board of directors, has no material relationship with the listed company (either directly or as a partner, stockholder or officer of an organization that has a relationship with the company). Our board of directors has determined that each of Ms. Holloway and Mr. Goodell is an independent director under applicable SEC and NYSE rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

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

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of the date of March 31, 2021 held by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;
•	each of our officers and directors that beneficially owns shares of our common stock; and
•	all our officers, directors and director nominees as a group.

Table of Content
•	As of March 31, 2021, 45,000,000 shares of Class A common stock, $0.0001 par value, and 11,250,000 shares of Class B common stock, $0.0001 par value, were issued and outstanding.

The following table is based on 56,250,000 shares of common stock outstanding at March 31, 2021, of which 45,000,000 were shares of Class A common stock and 11,250,000 were shares of Class B common stock. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record of beneficial ownership of the Private Placement Warrants as those Warrants are not exercisable within 60 days of March 31, 2021.

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
(2) Our sponsor is the record holder of such shares. Eric Grubman, John Collins and Chris Shumway are the three managers of our sponsor’s board of managers. Any action by our sponsor with respect to our company or the founder shares, including voting and dispositive decisions, requires a majority vote of the managers of the board of managers. Under the so-called “rule of three,” because voting and dispositive decisions are made by a majority of our sponsor’s managers, none of the managers of our sponsor is deemed to be a beneficial owner of our sponsor’s securities, even those in which such manager holds a pecuniary interest. Accordingly, none of our officers is deemed to have or share beneficial ownership of the founder shares held by our sponsor.
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

4.2	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1, filed on September 14, 2020 (File No. 333-248798))

4.3	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1, filed on September 14, 2020 (File No. 333-248798))

4.4	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1/A, filed on September 22, 2020 (File No. 333-248798))

4.5*	Description of Registrant’s Securities

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

None.

Table of Content
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 31 day of March 2021.

By:	/s/ Eric Grubman
Name:	Eric Grubman
Title:	Chairman of the Board and Chief
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

Signature	Title	Date

/s/ John Collins	Chief Executive Officer (Principal Executive Officer)	March 31, 2021
John Collins

/s/ Eric Grubman	Chairman of the Board and Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2021
Eric Grubman

/s/ Natara Holloway	Director	March 31, 2021
Natara Holloway

/s/ Timothy Goodell	Director	March 31, 2021
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
March 31, 2021

SPORTS ENTERTAINMENT ACQUISITION CORP.
BALANCE SHEET
DECEMBER 31, 2020

ASSETS
Current assets
Cash	$1,087,876
Prepaid expenses	290,394
Total Current Assets	1,378,270

Cash and marketable securities held in Trust Account	450,067,699
Total Assets	$451,445,969

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
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

SPORTS ENTERTAINMENT ACQUISITION CORP.
STATEMENT OF OPERATIONS
FOR THE PERIOD FROM JULY 30, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

Formation and operational costs	$203,809
Loss from operations	(203,809)

Other income:
Interest earned on marketable securities held in Trust Account	67,699
Net loss	$(136,110)

Weighted average shares outstanding of Class A common stock	45,000,000
Basic and diluted income per share, Class A common stock	$0.00

Weighted average shares outstanding of Class B common stock	11,250,000
Basic and diluted net loss per share, Class B common stock	$(0.01)

The accompanying notes are an integral part of the financial statements.

SPORTS ENTERTAINMENT ACQUISITION CORP.
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM JULY 30, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – July 30, 2020 (Inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor	—	—	11,500,000	1,150	23,850	—	25,000

Sale of 45,000,000 Units, net of underwriting discounts	45,000,000	4,500	—	—	424,676,996	—	424,681,496

Sale of 11,000,000 Private Placement Warrants	—	—	—	—	11,000,000	—	11,000,000

Forfeiture of Class B common shares by Sponsor	—	—	(250,000)	(25)	25	—	—

Class A common stock subject to possible redemption	(43,057,038)	(4,306)	—	—	(430,566,074)	—	(430,570,380)

Net loss	—	—	—	—	—	(136,110)	(136,110)

Balance – December 31, 2020	1,942,962	$194	11,250,000	$1,125	$5,134,797	$(136,110)	$5,000,006

The accompanying notes are an integral part of the financial statements.

SPORTS ENTERTAINMENT ACQUISITION CORP.
STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM JULY 30, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

Cash Flows from Operating Activities:
Net loss	$(136,110)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(67,699)
Changes in operating assets and liabilities:
Prepaid expenses	(290,394)
Accrued expenses	109,103
Net cash used in operating activities	(385,100)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(450,000,000)
Net cash used in investing activities	(450,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	25,000
Proceeds from sale of Units, net of underwriting discounts paid	441,000,000
Proceeds from sale of Private Placement Warrants	11,000,000
Proceeds from promissory note – related party	125,000
Repayment of promissory note – related party	(125,000)
Payment of offering costs	(552,024)
Net cash provided by financing activities	451,472,976

Net Change in Cash	1,087,876
Cash – Beginning of period	—
Cash – End of period	$1,087,876

Non-Cash Financing Activities:
Initial classification of Class A common stock subject to possible redemption	$430,705,490
Change in value of Class A common stock subject to possible redemption	$(135,110)
Deferred underwriting fee payable	$15,750,000
Offering costs included in accrued offering costs	$16,480
Forfeiture of Class B common shares by Sponsor	$(25)

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

As of December 31, 2020, the Company had not commenced any operations. All activity for the period from July 30, 2020 (inception) through December 31, 2020 related to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Liquidity and Capital Resources

As of December 31, 2020, the Company had approximately $1.1 million in its operating bank account, and working capital of approximately $1.3 million.

The Company's liquidity needs to date have been satisfied through a contribution of $25,000 from the Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares, a loan of approximately $125,000 from the Sponsor (see Note 5) which was repaid subsequent to the closing of the Initial Public offering, and the proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company's officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 5). As of December 31, 2020, there were no amounts outstanding under any Working Capital Loan.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2020.

Cash and Marketable Securities Held in Trust Account

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

Class A Common Stock Subject to Possible Redemption

Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, 43,057,038 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements' carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

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

The Company’s statement of operations includes a presentation of income (loss) per share for common shares subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income per common share, basic and diluted, for Class A common stock is calculated by dividing the interest income earned on the Trust Account, net of applicable franchise and income taxes by the weighted average number of Class A common stock outstanding since original issuance. Net loss per share, basic and diluted, for Class B common stock is calculated by dividing the net loss, adjusted for income attributable to Class A common stock, net of applicable franchise and income taxes, by the weighted average number of Class B common stock outstanding for the period. Class B common stock includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

The following table reflects the calculation of basic and diluted net loss per common share (in dollars, except per share amounts):

For the Period From July 30, 2020 (inception) Through December 31,
2020
Class A Common Stock
Numerator: Earnings allocable to Class A Common Stock
Interest Income	$67,699
Income Tax and Franchise Tax	(67,699)
Net Earnings	$—
Denominator: Weighted Average Class A Common Stock
Class A Common Stock, Basic and Diluted	45,000,000
Earnings/Basic and Diluted Class A Common Stock	$0.00

Class B Common Stock
Numerator: Net Loss minus Net Earnings
Net Loss	$(136,110)
Net Earnings	—
Net Loss	$(136,110)
Denominator: Weighted Average Class B Common Stock
Class B Common Stock, Basic and Diluted	11,250,000
Loss/Basic and Diluted Class B Common Stock	$(0.01)

Note: As of December 31, 2020, basic and diluted shares are the same as there are no non-redeemable securities that are dilutive to the Company’s stockholders.

SPORTS ENTERTAINMENT ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

Only holders of the Class B common stock will have the right to vote on the election of directors prior to the Business Combination. Holders of Class A common stock and holders of Class B common stock will vote together as a single class on all matters submitted to a vote of our stockholders except as otherwise required by law.

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

Warrants — As of December 31, 2020, there were 22,500,000 Public Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

As of December 31, 2020, there were 11,000,000 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable, except as described above, so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

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

The income tax provision consists of the following:

December 31,
2020
Federal
Current	$—
Deferred	(28,585)

State
Current	—
Deferred	—
Change in valuation allowance	28,585
Income tax provision	$—

As of December 31, 2020, the Company had approximately $17,000 of U.S. federal net operating loss carryovers available to offset future taxable income. The Company has federal net operating loss carryforwards of approximately $17,000 which can be carried forward indefinitely.

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

At December 31, 2020, assets held in the Trust Account were comprised of $93,912 in cash and $449,973,787 in U.S. Treasury securities. During the period ended December 31, 2020, the Company did not withdraw any interest income from the Trust Account.

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

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. There were no transfers between levels for the period from July 30, 2020 (inception) through December 31, 2020.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.