Form 10-K/A
period 2020-12-31
Sports Entertainment Acquisition Corp.
filed 2021-06-22
CIK 1820852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended December 31, 2020

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

As of June 21, 2021, 45,000,000 shares of Class A common stock, $0.0001 par value, and 11,250,000 shares of Class B common stock, $0.0001 par value, were issued and outstanding.

i

EXPLANATORY NOTE

Sports Entertainment Acquisition Corp. (the “Company,” “we”, “our” or “us”) is filing this Annual Report on Form 10-K/A (Amendment No. 2), or this Amendment, to amend and restate certain items in its Annual Report for the period ended December 31, 2020 on Form 10-K originally filed with the Securities and Exchange Commission (the SEC”) on March 30, 2021 and the first amendment thereto filed on Form 10-K/A, originally filed with the SEC on March 31, 2021 (together, the “Original Filing”) to restate our financial statements as of and for the period ended December 31, 2020 (the “Affected Period”) included in the Original Filing (the “Original Financial Statements”).

The restatement primarily relates to consideration of the factors in determining whether to classify contracts that may be settled in an entity’s own stock as equity of the entity or as an asset or liability in accordance with Accounting Standards Codification (“ASC”) 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity. In the Original Financial Statements, the Company classified the public warrants and private placement warrants issued in connection with the Company’s initial public offering (the “Warrants”) as equity instruments. Upon further consideration of the rules and guidance, management of the Company concluded that the Warrants are precluded from equity classification. As a result, the Warrants should be recorded as liabilities on the balance sheet and measured at fair value at inception and on a recurring basis in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the statement of operations.

As a result, on May 27, 2021, the Company’s management in consultation with the Company audit’s committee concluded that the Original Financial Statements should no longer be relied upon and are to be restated in order to correct the classification error.

The Company’s accounting for the Warrants as components of equity instead of as derivative liabilities did not have any effect on the Company’s previously reported investments held in trust, cash flows or cash.

The Company has not amended its Current Report on Form 8-K filed on October 13, 2020 for the Affected Period. The financial information that has been previously filed or otherwise reported is superseded by the information in this Amendment, and the financial statements and related financial information contained in such previously filed report should no longer be relied upon.

The restatement is more fully described in Note 2 of the notes to the financial statements included herein.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits (in Exhibits 31.1, 31.2, 32.1 and 32.2) to this Amendment under Item 15 of Part IV hereof.

Except as described above, this Amendment does not amend, update or change any other items or disclosures contained in the Original Filing, and accordingly, this Amendment does not reflect or purport to reflect any information or events occurring after the original filing date or modify or update those disclosures affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings with the SEC. Capitalized terms used but not defined herein shall have the meanings ascribed to such terms in the Original Filing.

Restatement Background

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a public statement (the “Public Statement”) on accounting and reporting considerations for warrants issued by special purpose acquisition companies (“SPACs”). The Public Statement discussed “certain features of warrants issued in SPAC transactions” that “may be common across many entities.” The Public Statement indicated that when one or more of such features is included in a warrant, the warrant “should be classified as a liability measured at fair value, with changes in fair value each period reported in earnings.”

This Amendment reflects the correction of the following errors identified in light of the Public Statement, subsequent to the filing of the Original Financial Statements (see Item 8 “Financial Statements and Supplementary Data” and Note 2 of the notes to the financial statements included herein for more details on the impact of the restatement errors on our financial statements).

Internal Control and Disclosure Controls Considerations

In connection with this restatement, the Company’s management has concluded that in light of the classification error described above, a material weakness exists in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective.

Items Amended In This Amendment

For the convenience of the reader, this Annual Report Form 10-K/A sets forth the Original Filing in its entirety, as amended to reflect the restatement. No attempt has been made in this Form 10-K/A to update other disclosures presented in the Original Filing, except as required to reflect the effects of the restatement. The following items have been amended as a result of the restatement:

•	Part I – Item 1A. Risk Factors.

•	Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

•	Part II – Item 8. Financial Statements and Supplementary Data.

•	Part II – Item 9A. Controls and Procedures.

•	Part IV – Item 15. Exhibits, Financial Statement Schedules.

This Amendment does not reflect adjustments for events occurring after March 31, 2021, the date of the filing of the Original Filing, except to the extent they are otherwise required to be included and discussed herein and did not substantively modify or update the disclosures herein other than as required to reflect the adjustments described above. This Amendment should be read in conjunction with the Company’s Current Reports on Form 8-K filed with the SEC since the date of filing of the Original Filing and all of the Company’s filings after the date hereof.

The Company is also filing currently dated certifications from our Chief Executive Officer and Chief Financial Officer as Exhibits 31.1, 31.2, 32.1 and 32.2 to this Amendment.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTOR SUMMARY

Some statements contained in this Annual Report on Form 10-K/A (this “Form 10-K/A”) are forward-looking within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. The forward-looking statements contained in this Form 10-K/A are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, the following risks, uncertainties and other factors:

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

•	the ability of our officers and directors to generate a number of potential acquisition opportunities;
•	our public securities’ liquidity and trading;
•	the lack of a market for our securities;
•	the use of funds not held in the Trust Account or available to us from interest income on the Trust Account balance;
•	the Trust Account not being subject to claims of third parties;
•	our financial performance;
•	the material weakness we identified in our internal control over financial reporting and our ability to report our results of operations and financial condition accurately and in a timely manner; or
•	the impact of the restatement of our financial statements in June 2021.

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

We are a blank check company incorporated on July 30, 2020 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Form 10-K/A as our initial business combination.

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

Following the closing of the Initial Public Offering on October 6, 2020, an amount of $400,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”), located in the United States and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting certain conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account, as described below. Following the closing of the sale of Over-Allotment Units on October 15, 2020, an amount of $50,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Over-Allotment Units and the simultaneous sale of additional Private Placement Warrants to the Sponsor and PJT was placed in the Trust Account and invested in the same manner as the proceeds from the sale of the Units, as described above.

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

Sources of Target Businesses

We believe our management team’s and Mr. Shumway’s significant operating and transaction experience and relationships with companies will provide us with a substantial number of potential business combination targets. Over the course of their careers, the members of our management team and Mr. Shumway have developed a broad network of contacts and corporate relationships around the world. In addition, PJT Partners LP, an affiliate of PJT, a non-voting investor in our Sponsor and holder of Private Placement Warrants, is a leading investment bank that maintains a broad network of relationships in numerous industry segments within our focus areas.

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

We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As described elsewhere in this Annual Report, we identified a material weakness in our internal control over financial reporting related to the accounting for the warrants we issued in connection with our initial public offering in October 2020. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of December 31, 2020. This resulted in a restatement of our warrant liabilities, Class A common stock subject to possible redemption, change in fair value of warrant liabilities, additional paid-in capital, accumulated deficit and related financial disclosures for the Affected Period.

To respond to this material weakness, we plan to increase communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. However, the elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. For a discussion of management’s consideration of the material weakness identified related to our accounting for the warrants we issued in connection with the October 2020 Initial Public Offering, see “Note 2; Restatement of Previously Issued Financial Statements” to the accompanying financial statements, as well as the Explanatory Note and Part II, Item 9A: Controls and Procedures included in this Annual Report.

Any failure to maintain such internal control could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the NYSE, the SEC or other regulatory authorities. In either case, there could result a material adverse effect on our business. Failure to timely file will cause us to be ineligible to utilize short form registration statements on Form S-3 or Form S-4, even if otherwise available to us, which may impair our ability to obtain capital in a timely fashion to execute our business strategies or issue shares to effect an acquisition. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

Our warrants are required to be accounted for as liabilities rather than as equity and such requirement resulted in a restatement of our previously issued financial statements.

On April 12, 2021, the staff of the SEC issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “Statement”). In the Statement, the SEC staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance, our warrants were accounted for as equity within our balance sheet, and after discussion and evaluation, including with our independent auditors, we have concluded that our warrants should be presented as liabilities with subsequent fair value remeasurement. Therefore we conducted a valuation of our warrants and restated our previously issued financial statements, which resulted in unanticipated costs and diversion of management resources and may result in potential loss of investor confidence. Although we have now completed the restatement, we cannot guarantee that we will have no further inquiries from the SEC or the NYSE regarding our restated financial statements or matters relating thereto.

Any future inquiries from the SEC or NYSE as a result of the restatement of our historical financial statements will, regardless of the outcome, likely consume a significant amount of our resources in addition to those resources already consumed in connection with the restatement itself.

The restatement of our financial statements in June 2021 has subjected us to additional risks, uncertainties, and costs, including increased professional costs and the increased possibility of legal proceedings.

As a result of the restatement of our financial statements, we have become subject to additional risks, uncertainties and costs, including, among others, increased professional fees and expenses and time commitment that was and may continue to be required to address matters related to the restatement, and scrutiny of the SEC and other regulatory bodies which could cause investors to lose confidence in our reported financial information and could subject us to civil or criminal penalties or shareholder litigation. We could face monetary judgments, penalties or other sanctions that could have a material adverse effect on our business, financial condition and results of operations and could cause our stock price to decline.

Our warrants are accounted for as a warrant liability and are recorded at fair value upon issuance with changes in fair value each period to be reported in earnings, which may have an adverse effect on the market price of our Class A common stock. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

Following the restatement of our historical financial statements, we account for our warrants as a warrant liability recorded at fair value upon issuance with any changes in fair value each period reported in earnings based upon a valuation report obtained from its independent third party valuation firm. The impact of changes in fair value on earnings may have an adverse effect on the market price of our Class A common stock.

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement and revision of our financial statements as of December 31, 2020 and for the period from July 30, 2020 (inception) through December 31, 2020. We are restating our historical financial results for such period to reclassify our Warrants as derivative liabilities pursuant to ASC 815-40 rather than as a component of equity as we had previously treated the Warrants. The impact of the restatement is reflected in the Management’s Discussion and Analysis of Financial Condition and Results of Operations below. Other than as disclosed in the Explanatory Note and with respect to the impact of the Restatement, no other information in this Item 7 has been amended and this Item 7 does not reflect any events occurring after the Original Filing. The impact of the restatement is more fully described in Note 2 to our financial statements included in Item 15 of Part IV of this Amendment and Item 9A: Controls and Procedures, both contained herein.

Overview

We are a blank check company formed under the laws of the State of Delaware on July 30, 2020 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses (the “Business Combination”). We intend to effectuate our Business Combination using cash from the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants (as defined below), our capital stock, debt or a combination of cash, stock and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Recent Developments

On April 23, 2021, we entered into a Business Combination Agreement (as it may be amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement”), by and among the Company, the Sponsor, SGHC Limited, a non-cellular company limited by shares incorporated under the laws of Guernsey, Super Group (SGHC) Limited, a non-cellular company limited by shares incorporated under the laws of the Island of Guernsey (“NewCo”), Super Group (SGHC) Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of NewCo.

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

As a result of the restatement described in Note 2 of the notes to the financial statements included herein, we classify the Warrants issued in connection with our Initial Public Offering as liabilities at their fair value and adjust the warrant instrument to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations.

For the period from July 30, 2020 (inception) through December 31, 2020, we had a net loss of $16,296,019, which consists of operating costs of $203,809, changes in fair value of warrant liability of $15,007,134 and transaction costs allocated to the warrant liabilities of $1,152,775, offset by interest earned on marketable securities held in the Trust Account of $67,699.

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

For the period from July 30, 2020 (inception) through December 31, 2020, cash used in operating activities was $385,100. Net loss of $16,296,019 was affected by changes in fair value of warrant liability of $15,007,134, transaction costs allocated to the warrant liabilities of $1,152,775, interest earned on marketable securities held in the Trust Account of $67,699 and changes in operating assets and liabilities, which used $181,291 of cash from operating activities.

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

Warrant Liability

We account for the Warrants in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The Private Placement Warrants and the Public Warrants for periods where no observable traded price was available are valued using a Monte Carlo simulation. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of common stock subject to mandatory redemption are classified as liability instruments and are measured at fair value. Conditionally Class A redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, 38,534,538 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of our balance sheet.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. In connection with this  Annual Report on Form 10-K/A (Amendment No. 2), our management re-evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation and in light of the material weakness in our internal control over financial reporting as described below, our Certifying Officers concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2020 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed and summarized and accurately reported within the time periods specified in the rules and forms of the SEC. In light of the material weakness that we identified, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Our internal control over financial reporting did not result in the proper classification of warrants, which, due to its impact on our financial statements, we determined to be a material weakness. This error in classification was brought to our attention only when the SEC issued the “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)”. The Statement addresses certain accounting and reporting considerations related to warrants of a kind similar to those we issued at the time of our Initial Public Offering. We can give no assurance as to our ability to timely remediate the material weakness identified, if at all, or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. However, we have implemented increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications in an effort to remediate the material weakness and we expect that if we consummate our initial Business Combination changes to the individuals who are part of our finance function and our internal controls over financial reporting will be made.

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

Management’s Report on Internal Controls Over Financial Reporting

The Original Filing did not, and this Annual Report on Form 10-K/A (Amendment No. 2) does not, include an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Restatement of Previously Issued Financial Statements

On May 17, 2021, we revised our prior position on accounting for warrants and concluded that our previously issued financial statements as of and for the period from July 30, 2020 (inception) through December 31, 2020 should not be relied on because of a misapplication in the guidance on warrant accounting. However, the non-cash adjustments to the financial statements do not impact the amounts previously reported for our cash and cash equivalents, total assets, revenue or cash flows.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as the circumstances that led to the restatement were not yet identified. In light of the restatement of our financial statements included in this Annual Report on Form 10-K/A (Amendment No. 2), we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

Natara Holloway has served on our Board since October 2020. Ms. Holloway has served in various positions at the NFL since 2004, initially serving as a Manager in the Internal Audit department, and currently serving as the Vice President of Business Operations and Strategy for Football Operations, a position that she has held since April 2019. In this role, she oversees football technology and innovation, administration and football pipeline development. Previously, Ms. Holloway served as the NFL’s Vice President of Brand, Marketing and Retail Development and as Vice President of Corporate Development - New Business. Prior to joining the NFL, Ms. Holloway served in the Controller’s Group at Exxon Mobil from June 1998 to February 2004. Ms. Holloway earned a bachelor’s degree in Accounting from the University of Houston. Ms. Holloway was selected to serve on our Board due to her years of experience working with the NFL as well as her years of accounting experience.

Timothy Goodell has served on our Board since October 2020. Mr. Goodell has worked at Hess Corporation, a global energy company, since January 2009, where he now serves as the Executive Vice President, General Counsel, Corporate Secretary and Chief Compliance Officer. Mr. Goodell also serves as General Counsel and Secretary at Hess Midstream GP LLC, the general partner of Hess Midstream LP, both subsidiaries of Hess Corporation. Prior to joining Hess, Mr. Goodell spent 24 years with the New York City-based law firm White & Case, where he served as global co-head of the Mergers & Acquisitions Practice Group and a member of the Partnership Committee. From 1979 to 1981, Mr. Goodell worked at the Washington, D.C. based business consultancy, Strategic Planning Associates. Mr. Goodell earned a bachelor’s degree from Davidson College and a J.D. from the University of Virginia School of Law. Mr. Goodell was selected to serve on our Board due to his years of experience in advising on general corporate and corporate governance matters.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Form 10-K/A:

(1)	Financial Statements:

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

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

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 21st day of June 2021.

By:	/s/ Eric Grubman
Name:	Eric Grubman
Title:	Chairman of the Board and Chief
Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

*	Chief Executive Officer (Principal Executive Officer)	June 21, 2021
John Collins

/s/ Eric Grubman	Chairman of the Board and Chief Financial Officer (Principal Financial and Accounting Officer)	June 21, 2021
Eric Grubman

*	Director	June 21, 2021
Natara Holloway

*	Director	June 21, 2021
Timothy Goodell

SPORTS ENTERTAINMENT ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
Sports Entertainment Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Sports Entertainment Acquisition Corp. (the “Company”) as of December 31, 2020, the related statements of operations, changes in stockholders’ equity and cash flows for the period from July 30, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from July 30, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Restatement of Financial Statements

As discussed in Note 2 to the financial statements, the Securities and Exchange Commission issued a public statement entitled Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “SEC Staff Statement”) on April 12, 2021, which discusses the accounting for certain warrants as liabilities. The Company previously accounted for its warrants as equity instruments. Management evaluated its warrants against the Public Statement, and determined that the warrants should be accounted for as liabilities. Accordingly, the 2020 financial statements have been restated to correct the accounting and related disclosure for the warrants.

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

New York, New York
June 21, 2021

SPORTS ENTERTAINMENT ACQUISITION CORP.
BALANCE SHEET
DECEMBER 31, 2020
(As Restated)

ASSETS
Current assets
Cash	$1,087,876
Prepaid expenses	290,394
Total Current Assets	1,378,270

Cash and marketable securities held in Trust Account	450,067,699
Total Assets	$451,445,969

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current liabilities
Accrued expenses	$109,103
Accrued offering costs	16,480
Total Current Liabilities	125,583

Warrant liability, at fair value	45,225,000
Deferred underwriting fee payable	15,750,000
Total Liabilities	61,100,583

Commitments and contingencies

Class A common stock subject to possible redemption, 38,534,538 shares at $10.00 per share redemption value	385,345,380

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 6,465,462 shares issued and outstanding (excluding 38,534,538 shares subject to possible redemption)	647
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 11,250,000 shares issued and outstanding	1,125
Additional paid-in capital	21,294,253
Accumulated deficit	(16,296,019)
Total Stockholders’ Equity	5,000,006
Total Liabilities and Stockholders’ Equity	$451,445,969

The accompanying notes are an integral part of the financial statements.

SPORTS ENTERTAINMENT ACQUISITION CORP.
STATEMENT OF OPERATIONS
FOR THE PERIOD FROM JULY 30, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020
(As Restated)

Formation and operational costs	$203,809
Loss from operations	(203,809)

Other income (expense):
Change in fair value of warrant liability	(15,007,134)
Transaction costs allocated to warrant liabilities	(1,152,775)
Interest earned on marketable securities held in Trust Account	67,699
Other expense, net	(16,092,210)
Net loss	$(16,296,019)

Weighted average shares outstanding of Class A common stock	44,529,412
Basic and diluted income per share, Class A common stock	$0.00

Weighted average shares outstanding of Class B common stock	10,682,624
Basic and diluted net loss per share, Class B common stock	$(1.53)

The accompanying notes are an integral part of the financial statements.

SPORTS ENTERTAINMENT ACQUISITION CORP.
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM JULY 30, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020
(As Restated)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – July 30, 2020 (Inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor	—	—	11,500,000	1,150	23,850	—	25,000

Sale of 45,000,000 Units, net of underwriting discounts, offering costs, and initial fair value of public warrants	45,000,000	4,500	—	—	405,552,481	—	405,556,981

Cash paid in excess of Fair Value of Private Placement Warrants	—	—	—	—	1,059,424	—	1,059,424

Forfeiture of Class B common shares by Sponsor	—	—	(250,000)	(25)	25	—	—

Class A common stock subject to possible redemption	(38,534,538)	(3,853)	—	—	(385,341,527)	—	(385,345,380)

Net loss	—	—	—	—	—	(16,296,019)	(16,296,019)

Balance – December 31, 2020 (As Restated)	6,465,462	$647	11,250,000	$1,125	$21,294,253	$(16,296,019)	$5,000,006

The accompanying notes are an integral part of the financial statements.

SPORTS ENTERTAINMENT ACQUISITION CORP.
STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM JULY 30, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020
(As Restated)

Cash Flows from Operating Activities:
Net loss	$(16,296,019)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liability	15,007,134
Transaction costs allocated to warrant liabilities	1,152,775
Interest earned on marketable securities held in Trust Account	(67,699)
Changes in operating assets and liabilities:
Prepaid expenses	(290,394)
Accrued expenses	109,103
Net cash used in operating activities	(385,100)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(450,000,000)
Net cash used in investing activities	(450,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	25,000
Proceeds from sale of Units, net of underwriting discounts paid	441,000,000
Proceeds from sale of Private Placement Warrants	11,000,000
Proceeds from promissory note – related party	125,000
Repayment of promissory note – related party	(125,000)
Payment of offering costs	(552,024)
Net cash provided by financing activities	451,472,976

Net Change in Cash	1,087,876
Cash – Beginning of period	—
Cash – End of period	$1,087,876

Non-Cash Financing Activities:
Initial classification of Class A common stock subject to possible redemption	$400,487,620
Change in value of Class A common stock subject to possible redemption	$(15,142,240)
Deferred underwriting fee payable	$15,750,000
Offering costs included in accrued offering costs	$16,480
Forfeiture of Class B common shares by Sponsor	$(25)

The accompanying notes are an integral part of the financial statements.

SPORTS ENTERTAINMENT ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020
(As Restated)

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

The registration statement for the Company’s Initial Public Offering was declared effective on October 1, 2020. On October 6, 2020 the Company consummated the Initial Public Offering of 40,000,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $400,000,000 which is described in Note 4.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 10,000,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in private placements to Sports Entertainment Acquisition Holdings LLC (the “Sponsor”) and an affiliate of PJT Partners LP, generating gross proceeds of $10,000,000, which is described in Note 5.

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

Following the closing of the Initial Public Offering on October 6, 2020, and the partial exercise of the over-allotment option on October 15, 2020, an amount of $450,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”) located in the United States. The funds in the Trust Account are invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund meeting certain conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account, as described below.

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

Liquidity and Capital Resources

As of December 31, 2020, the Company had approximately $1.1 million in its operating bank account and working capital of approximately $1.3 million.

The Company’s liquidity needs to date have been satisfied through a contribution of $25,000 from the Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares, a loan of approximately $125,000 from the Sponsor (see Note 6) which was repaid subsequent to the closing of the Initial Public offering, and the proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 6). As of December 31, 2020, there were no amounts outstanding under any Working Capital Loan.

SPORTS ENTERTAINMENT ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

NOTE 2 — RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company previously accounted for its outstanding Public Warrants (as defined in Note 5) and Private Placement Warrants (collectively, with the Public Warrants, the “Warrants”) issued in connection with its Initial Public Offering and concurrent private placement as components of equity instead of as derivative liabilities. The warrant agreement governing the Warrants includes a provision that provides for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant. In addition, the warrant agreement includes a provision that in the event of a tender offer or exchange offer made to and accepted by holders of more than 50% of the outstanding shares of a single class of stock, all holders of the Warrants would be entitled to receive cash for their Warrants (the “tender offer provision”).

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the Securities and Exchange Commission together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). Specifically, the SEC Staff Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement.

In consideration of the SEC Staff Statement, the Company’s management further evaluated the Warrants under Accounting Standards Codification (“ASC”) Subtopic 815-40, Contracts in Entity’s Own Equity. ASC Section 815-40-15 addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock. Under ASC Section 815-40-15, a warrant is not indexed to the issuer’s common stock if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the fair value of the warrant. Based on its evaluation, management concluded that the Company’s Private Placement Warrants are not indexed to the Company’s common stock in the manner contemplated by ASC Section 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. In addition, based on management’s evaluation, the Company’s audit committee, in consultation with management, concluded that the tender offer provision fails the “classified in stockholders’ equity” criteria as contemplated by ASC Section 815-40-25.

In accordance with ASC 825-10, Financial Instruments, as a result of the classification of the warrants as derivative liabilities, the Company expensed a portion of the offering costs originally recorded as a reduction in equity. The portion of offering costs that was expensed was determined based on the relative fair value of the Public Warrants and shares of Class A common stock included in the Units.

As a result of the above, the Company should have classified the Warrants as derivative liabilities in its previously issued financial statements. Under this accounting treatment, the Company is required to measure the fair value of the Warrants at the end of each reporting period and recognize changes in the fair value from the prior period in the Company’s operating results for the current period.

	As Previously Reported	Adjustments	As Restated
Balance sheet as of October 6, 2020 (audited)
Warrant Liability, at fair value	$—	$27,061,145	$27,061,145
Total liabilities	14,551,035	27,061,145	41,612,180
Class A Common Stock Subject to Possible Redemption	382,455,490	(27,061,140)	355,394,350
Class A Common Stock	175	271	446
Additional Paid-in Capital	4,999,681	1,028,582	6,028,263
Accumulated Deficit	(1,000)	(1,028,858)	(1,029,858)
Stockholders’ Equity	5,000,006	(5)	5,000,001

Balance sheet as of December 31, 2020 (audited)
Warrant Liability, at fair value	$—	$45,225,000	$45,225,000
Total liabilities	15,875,583	45,225,000	61,100,583
Class A Common Stock Subject to Possible Redemption	430,570,380	(45,225,000)	385,345,380
Class A Common Stock	194	453	647
Additional Paid-in Capital	5,134,797	16,159,456	21,294,253
Accumulated Deficit	(136,110)	(16,159,909)	(16,296,019)

Statement of Operations for the Period from July 30, 2020 (inception) to December 31, 2020 (audited)
Change in fair value of warrant liability	$—	$(15,007,134)	$(15,007,134)
Transaction costs allocated to warrant liabilities	—	(1,152,775)	(1,152,775)
Net loss	(136,110)	(16,159,909)	(16,296,019)
Weighted average shares outstanding, Class A Common stock subject to possible redemption	45,000,000	(470,588)	44,529,412
Basic and diluted net income per share, Class A Common stock subject to possible redemption	0.00	—	0.00
Weighted average shares outstanding, Class B Common stock	11,250,000	(567,376)	10,682,624
Basic and diluted net loss per share, Class B Common stock	(0.01)	(1.52)	(1.53)

Cash Flow Statement for the Period from July 30, 2020 (inception) to December 31, 2020 (audited)
Net loss	$(136,110)	$(16,159,909)	$(16,296,019)
Change in fair value of warrant liability	—	15,007,134	15,007,134
Transaction costs allocated to warrant liabilities	—	1,152,775	1,152,775
Initial classification of Class A common stock subject to possible redemption	430,705,490	(30,217,870)	400,487,620
Change in value of Class A common stock subject to possible redemption	(135,110)	(15,007,130)	(15,142,240)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (the “SEC”).

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liability. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

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

Warrant Liability

The Company accounts for the Warrants in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The Private Warrants and the Public Warrants for periods where no observable traded price was available are valued using a Monte Carlo simulation. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.

Class A Common Stock Subject to Possible Redemption

Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally Class A redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly at December 31, 2020, 38,534,538 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

SPORTS ENTERTAINMENT ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

Offering Costs

Offering costs consist of legal, accounting and other expenses incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs amounting to $24,165,729 were charged to stockholders’ equity upon the completion of the Initial Public Offering and the partial exercise of the underwriters’ over-allotment and offering costs of $1,152,775 allocated to the issuance of warrants were expensed and included in net loss.

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

Net Loss per Common Share

Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The Company has not considered the effect of warrants sold in the Initial Public Offering and private placement to purchase 33,500,000 shares of Class A common stock in the calculation of diluted income per share, since the inclusion of such warrants would be anti-dilutive.

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

The following table reflects the calculation of basic and diluted net loss per common share (in dollars, except per share amounts):

For the Period From July 30, 2020 (inception) Through December 31, 2020
Class A Common Stock
Numerator: Earnings allocable to Class A Common Stock
Interest Income	$67,699
Income Tax and Franchise Tax	(67,699)
Redeemable Net Earnings	$—
Denominator: Weighted Average Class A Common Stock
Class A Common Stock, Basic and Diluted	44,259,412
Earnings/Basic and Diluted Class A Common Stock	$0.00

Class B Common Stock
Numerator: Net Loss minus Net Earnings
Net Loss	$(16,296,019)
Net Earnings	—
Net Loss	$(16,296,019)
Denominator: Weighted Average Class B Common Stock
Class B Common Stock, Basic and Diluted	10,682,624
Loss/Basic and Diluted Class B Common Stock	$(1.53)

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature, except for the Warrants (see Note 10).

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 4. INITIAL PUBLIC OFFERING

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

NOTE 5. PRIVATE PLACEMENT

Simultaneously, on October 6, 2020, with the closing of the Initial Public Offering and the underwriters’ partial exercise of their over-allotment option, the Sponsor and an affiliate of PJT Partners LP purchased an aggregate of 10,000,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, for an aggregate purchase price of $10,000,000. Simultaneously with the closing of the partial exercise by the underwriters of their over-allotment option, the Sponsor and an affiliate of PJT Partners LP purchased an aggregate of 1,000,000 additional Private Placement Warrants at a price of $1.00 per Private Placement Warrant, for an aggregate purchase price of $1,000,000. Each Private Placement Warrant is exercisable to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 8). The proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

NOTE 6. RELATED PARTY TRANSACTIONS

Founder Shares

In August 2020, the Sponsor purchased 10,062,500 of the Company’s Class B common stock (the “Founder Shares”) for an aggregate purchase price of $25,000. On August 27, 2020, the Company effected a stock dividend with respect to its Class B common stock of 1,437,500 Founder Shares, resulting in 11,500,000 Class B shares issued and outstanding. On September 11, 2020, the Company effected a reverse stock split of 1,437,500 Founder Shares, resulting in the initial stockholders holding 10,062,500 Founder Shares. In September 2020, the Sponsor transferred an aggregate of 25,000 Founder Shares to each of the Company’s Directors. On October 1, 2020, the Company effected a stock dividend of 1,437,500 shares with respect to the Founder Shares, resulting in an aggregate of 11,500,000 Founder Shares issued and outstanding. All share and per-share amounts have been retroactively restated to reflect the stock transactions. The Founder Shares included an aggregate of up to 1,500,000 shares subject to forfeiture to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the number of Founder Shares would equal, on an as-converted basis, approximately 20% of the Company’s issued and outstanding common stock after the Initial Public Offering. As a result of the underwriters’ election to partially exercise their over-allotment option on October 15, 2020, a total of 1,250,000 Founder Shares are no longer subject to forfeiture and 250,000 Founder Shares were forfeited, resulting in an aggregate of 11,250,000 Founder Shares issued and outstanding.

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

Administrative Services Agreement

The Company entered into an agreement, commencing on October 1, 2020, to pay the Sponsor up to $10,000 per month for office space, secretarial and administrative support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For period from July 30, 2020 (inception) through December 31, 2020, the Company incurred $30,000 in fees for these services, of which $10,000 is included in accrued expenses as of December 31, 2020.

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

NOTE 7. COMMITMENTS AND CONTINGENCIES

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

NOTE 8. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At December 31, 2020, there were 6,465,462 shares of Class A common stock issued and outstanding, excluding 38,534,538 shares of Class A common stock subject to possible redemption.

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

NOTE 9. WARRANTS

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

As of December 31, 2020, there were 11,000,000 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable, except as described above, so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

SPORTS ENTERTAINMENT ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

NOTE 10. INCOME TAX

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

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2020 is as follows:

December 31, 2020

Statutory federal income tax rate	21.0%
State taxes, net of federal tax benefit	0.0%
Change in fair value of warrant liability	(19.3)%
Transaction costs -allocated to warrant liabilities	(1.50)%
Change in valuation allowance	(0.20)%
Income tax provision	0.0%

The Company files income tax returns in the U.S. federal jurisdiction in various state and local jurisdictions and is subject to examination by the various taxing authorities.

NOTE 11. FAIR VALUE MEASUREMENTS

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	December 31, 2020
Assets:
Marketable securities held in Trust Account	1	$449,977,500

Liabilities:
Warrant Liability – Public Warrants	1	$10,097,710
Warrant Liability – Private Placement Warrants	3	$4,909,424

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities in the balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented in the statement of operations.

The Warrants were valued using a Monte Carlo simulation model, which is considered to be a Level 3 fair value measurement. The Monte Carlo simulation model’s primary unobservable input utilized in determining the fair value of the Warrants is the expected volatility of the common stock. The expected volatility as of the Initial Public Offering date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The subsequent measurements of the Public Warrants after the detachment of the Public Warrants from the Units are classified as Level 1 due to the use of an observable market quote in an active market. For periods subsequent to the detachment of the Public Warrants from the Units, the close price of the Public Warrant price will be used as the fair value as of each relevant date.

The following table presents the quantitative information regarding Level 3 fair value measurements of the warrant liabilities:

	At October 6, 2020 (Initial Measurement)	As of December 31, 2020
Stock price	$9.55	$10.12
Term (in years)	6.63	6.08
Volatility	16.1%	33.0%
Risk-free rate	0.52%	0.52%
Dividend yield	0.0%	0.0%

The following table presents the changes in the fair value of Level 3 warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of July 30, 2020 (inception)	$—	$—	$—
Initial measurement on October 6, 2020 (inclusive of the over-allotment)	9,940,576	20,277,290	30,217,866
Change in fair value	4,909,424	10,097,710	15,007,134
Transfer to Level 1	—	(30,375,000)	(30,375,000)
Fair value as of December 31, 2020	$14,850,000	$—	$14,850,000

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the period from July 30, 2020 (inception) through December 31, 2020 was $30,375,000.

NOTE 12. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described below and in Note 2, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On April 23, 2021, Sports Entertainment Acquisition Corp. (“SEAC”) entered into a Business Combination Agreement (as it may be amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement”), by and among the Sponsor, SGHC Limited, a non-cellular company limited by shares incorporated under the laws of Guernsey (“SGHC”), Super Group (SGHC) Limited, a non-cellular company limited by shares incorporated under the laws of the Island of Guernsey (“NewCo”), Super Group (SGHC) Merger Sub, Inc. (“Merger Sub”), a Delaware corporation and a wholly owned subsidiary of NewCo.

The Business Combination Agreement provides for, among other things, the following transactions: (i) prior to the closing date, each holder of ordinary shares of SGHC will exchange such shares in exchange for a certain number of ordinary shares of no par value of NewCo (the “Pre-Closing Reorganization”), (ii) on the closing date, SEAC will merge with and into Merger Sub, with SEAC as the surviving company continuing as a wholly owned subsidiary of NewCo (the “Merger”), and (ii) at the effective time of the Merger, each share of Class A common stock of SEAC shall be cancelled and extinguished and shall be converted into the right to receive one ordinary share of no par value of NewCo (the “Exchange”). The Pre-Closing Reorganization, the Merger, the Exchange and the other transactions contemplated by the Business Combination Agreement are hereinafter referred to as the “Business Combination”.

The Business Combination is expected to close in the third quarter of 2021, following the receipt of the required approval by SEAC’s shareholders and the fulfillment of other customary closing conditions.