Form 10-Q
period 2021-03-31
Sports Entertainment Acquisition Corp.
filed 2021-06-25
CIK 1820852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File No. 001-39583

SPORTS ENTERTAINMENT ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Delaware	85-2324373
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Golden Bear Plaza, 11760 US Highway 1, Suite W506 North Palm Beach, FL 33408
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 25, 2021 there were 45,000,000 shares of Class A common stock, $0.0001 par value, and 11,250,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

SPORTS ENTERTAINMENT ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2021

SPORTS ENTERTAINMENT ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets
Cash	$806,826	$1,087,876
Prepaid expenses	242,236	290,394
Total Current Assets	1,049,062	1,378,270

Cash and marketable securities held in Trust Account	450,100,964	450,067,699
Total Assets	$451,150,026	$451,445,969

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$3,572,534	$109,103
Accrued offering costs	—	16,480
Total Current Liabilities	3,572,534	125,583

Warrant liability	36,850,000	45,225,000
Deferred underwriting fee payable	15,750,000	15,750,000
Total Liabilities	56,172,534	61,100,583

Commitments and contingencies

Class A common stock subject to possible redemption, 38,997,749 and 38,534,538 shares at $10.00 per share redemption value as of March 31, 2021 and December 31, 2020, respectively	389,977,490	385,345,380

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 6,002,251 and 6,465,462 shares issued and outstanding (excluding 38,997,749 and 38,534,538 shares subject to possible redemption) as of March 31, 2021 and December 31, 2020, respectively	600	647
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 11,250,000 shares issued and outstanding as of March 31, 2021 and December 31, 2020	1,125	1,125
Additional paid-in capital	16,662,190	21,294,253
Accumulated deficit	(11,663,913)	(16,296,019)
Total Stockholders’ Equity	5,000,002	5,000,006
Total Liabilities and Stockholders’ Equity	$451,150,026	$451,445,969

The accompanying notes are an integral part of the unaudited condensed financial statements.

SPORTS ENTERTAINMENT ACQUISITION CORP.
CONDENSED STATEMENT OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2021
(Unaudited)

General and administrative expenses	$3,776,159
Loss from operations	(3,776,159)

Other income:
Interest earned on marketable securities held in Trust Account	33,265
Change in fair value of warrant liability	8,375,000
Other income	8,408,265

Net income	$4,632,106

Weighted average shares outstanding of Class A common stock	45,000,000
Basic and diluted income per share, Class A common stock	$—

Weighted average shares outstanding of Class B non-redeemable common stock	11,250,000
Basic and diluted net income per share, Class B non-redeemable common stock	$0.41

The accompanying notes are an integral part of the unaudited condensed financial statements.

SPORTS ENTERTAINMENT ACQUISITION CORP.
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED MARCH 31, 2021
(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – January 1, 2021	6,465,462	$647	11,250,000	$1,125	$21,294,253	$(16,296,019)	$5,000,006

Change in value of Class A common stock subject to possible redemption	(463,211)	(47)	—	—	(4,632,063)	—	(4,632,110)

Net income	—	—	—	—	—	4,632,106	4,632,106
Balance – March 31, 2021 (unaudited)	6,002,251	600	11,250,000	1,125	16,662,190	(11,663,913)	5,000,002

The accompanying notes are an integral part of the unaudited condensed financial statements.

SPORTS ENTERTAINMENT ACQUISITION CORP.
CONDENSED STATEMENT OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2021
(Unaudited)

Cash Flows from Operating Activities:
Net income	$4,632,106
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liabilities	(8,375,000)
Interest earned on marketable securities held in Trust Account	(33,265)
Changes in operating assets and liabilities:
Prepaid expenses	48,158
Accrued expenses	3,463,431
Net cash used in operating activities	(264,570)

Cash Flows from Financing Activities:
Payment of offering costs	(16,480)
Net cash used in financing activities	(16,480)

Net Change in Cash	(281,050)
Cash – Beginning of period	1,087,876
Cash – End of period	$806,826

Non-Cash Financing Activities:
Change in value of Class A common stock subject to possible redemption	$4,632,110

The accompanying notes are an integral part of the unaudited condensed financial statements.

SPORTS ENTERTAINMENT ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
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

As of March 31, 2021, the Company had not commenced any operations. All activity for the period from July 30, 2020 (inception) through March 31, 2021 related to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, identifying a target company for a Business Combination and activities pursuant to the proposed Business Combination Agreement (as defined in Note 9) (see Note 9). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s Initial Public Offering was declared effective on October 1, 2020. On October 6, 2020, the Company consummated the Initial Public Offering of 40,000,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $400,000,000 which is described in Note 3.

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

The Company will provide the holders of the outstanding Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially $10.00 per Public Share, plus any pro rata interest then in the Trust Account, net of taxes payable). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

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

SPORTS ENTERTAINMENT ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2020 as filed with the SEC on June 22, 2021. The interim results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the period ending December 31, 2021 or for any future periods.

SPORTS ENTERTAINMENT ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these condensed financial statements is the determination of the fair value of the warrant liability. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2021 and December 31, 2020.

Cash and Investments Held in Trust Account

The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with Accounting Standard Codification (“ASC”) Topic 320 “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheets and adjusted for the amortization or accretion of premiums or discounts.

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

Class A Common Stock Subject to Possible Redemption

Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, 38,997,749 and 38,534,538 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets as of March 31, 2021 and December 31, 2020, respectively.

SPORTS ENTERTAINMENT ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

Offering Costs

Offering costs consist of legal, accounting and other expenses incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs amounted to $25,318,504, of which $24,165,729 were charged to stockholders’ equity upon the completion of the Initial Public Offering and the partial exercise of the underwriters’ over-allotment and $1,152,775 of the offering costs were related to the warrant liabilities and charged to the statement of operations.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of March 31, 2021 and December 31, 2020, the Company had a deferred tax asset of approximately $4,237,000 and $29,000, respectively, which had a full valuation allowance recorded against it of approximately $4,237,000 and $29,000, respectively.

The Company’s currently taxable income primarily consists of interest income on the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. During the three months ended March 31, 2021, the Company recorded no income tax expense. The Company’s effective tax rate for the three months ended March 31, 2021 was zero, which differs from the expected income tax rate mainly due to the start-up costs (discussed above) which are not currently deductible and permanent differences due to the change in the fair value of the warrant liabilities.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Income (Loss) per Common Share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. The Company has not considered the effect of warrants sold in the Initial Public Offering and private placement to purchase 33,500,000 shares of Class A common stock in the calculation of diluted income per share, since the inclusion of such warrants would be anti-dilutive.

The Company’s statement of operations includes a presentation of income (loss) per share for common shares subject to possible redemption in a manner similar to the two-class method of income (loss) per common share. Net income per common share, basic and diluted, for Class A redeemable common stock is calculated by dividing the interest income earned on the Trust Account, net of applicable franchise and income taxes, by the weighted average number of Class A redeemable common stock outstanding for the period. Net income (loss) per share, basic and diluted, for Class B non-redeemable common stock is calculated by dividing the net loss, adjusted for income attributable to Class A redeemable common stock, net of applicable franchise and income taxes, by the weighted average number of Class B non-redeemable common stock outstanding for the period. Class B non-redeemable common stock includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

The following table reflects the calculation of basic and diluted net income per common share (in dollars, except share amounts):

Three Months Ended March 31, 2021
Redeemable Class A Common Stock
Numerator: Earnings allocable to Redeemable Class A Common Stock
Interest Income	$33,265
Income Tax and Franchise Tax	(33,265)
Net Income	$—
Denominator: Weighted Average Redeemable Class A Common Stock
Redeemable Class A Common Stock, Basic and Diluted	45,000,000
Income/Basic and Diluted Redeemable Class A Common Stock	$0.00

Non-Redeemable Class B Common Stock
Numerator: Net Loss minus Redeemable Net Earnings
Net Income	$4,632,106
Non-Redeemable Net Income	$4,632,106
Denominator: Weighted Average Non-Redeemable Class B Common Stock
Non-Redeemable Class B Common Stock, Basic and Diluted	11,250,000
Income/Basic and Diluted Non-Redeemable Class B Common Stock	$0.41

Note: As of March 31, 2021, basic and diluted shares are the same as there are no non-redeemable securities that are dilutive to the Company’s stockholders.

SPORTS ENTERTAINMENT ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature, except for the Warrant Liability (see Note 8).

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company adopted ASU 2020-06 effective January 1, 2021. The adoption of ASU 2020-06 did not have an impact on the Company’s financial statements.

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
MARCH 31, 2021
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

Administrative Services Agreement

The Company entered into an agreement, commencing on October 1, 2020, to pay the Sponsor up to $10,000 per month for office space, secretarial and administrative support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For period the three months ended March 31, 2021, the Company incurred $30,000 in fees for these services, of which $10,000 is included in accrued expenses in the accompanying condensed balance sheet as of March 31, 2021.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $2,000,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of March 31, 2021 and December 31, 2020, there were no amounts outstanding under the Working Capital Loans.

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
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

Underwriting Agreement

The underwriters are entitled to a deferred fee of $0.35 per Unit, or $15,750,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At March 31, 2021 and December 31, 2020, there were 6,002,251 and 6,465,462 shares of Class A common stock issued and outstanding, excluding 38,997,749 and 38,534,538 shares of Class A common stock subject to possible redemption, respectively.

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At March 31, 2021 and December 31, 2020, there were 11,250,000 shares of Class B common stock issued and outstanding.

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

NOTE 8. WARRANTS

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
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

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

SPORTS ENTERTAINMENT ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

Level 2:
Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

At March 31, 2021, assets held in the Trust Account were comprised of $1,101 in cash and $450,099,863 in U.S. Treasury securities. At December 31, 2020, assets held in the Trust Account were comprised of $93,912 in cash and $449,973,787 in U.S. Treasury securities. Through March 31, 2021, the Company did not withdraw any interest income from the Trust Account.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2021 and December 31, 2020. The gross holding gains and fair value of held-to-maturity securities at March 31, 2021 and December 31, 2020 are as follows:

	Held-To-Maturity	Amortized Cost	Gross Holding Gain	Fair Value
March 31, 2021	U.S. Treasury Securities (Matured on 4/6/2021*)	$450,099,863	$1,137	$450,101,000
December 31, 2020	U.S. Treasury Securities (Matured on 2/4/2021)	$449,973,787	$3,713	$449,977,500

∗	The U.S. Treasury Securities matured on April 6, 2021 and were subsequently reinvested in a money market fund, which primarily invests in U.S. Treasury securities.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2021	December 31, 2020
Assets:
Marketable securities held in Trust Account	1	$450,101,000	449,977,500

Liabilities:
Warrant Liability – Public Warrants	1	$24,750,000	$14,850,000
Warrant Liability – Private Placement Warrants	3	$12,100,000	$30,375,000

The Warrants were accounted for as liabilities in accordance with ASC 815-40. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented in the condensed statement of operations.

The Private Placement Warrants were valued using a Monte Carlo simulation model, which is considered to be a Level 3 fair value measurement. The Monte Carlo simulation model’s primary unobservable input utilized in determining the fair value of the Warrants is the expected volatility of the common stock. The subsequent measurements of the Public Warrants after the detachment of the Public Warrants from the Units are classified as Level 1 due to the use of an observable market quote in an active market. For periods subsequent to the detachment of the Public Warrants from the Units, the close price of the Public Warrant price will be used as the fair value as of each relevant date.

The following table presents the quantitative information regarding Level 3 fair value measurements of the warrant liabilities:

	March 31, 2021	December 31, 2020
Stock price	$9.77	$10.12
Term (in years)	6.53	6.08
Volatility	33.0%	33.0%
Risk-free rate	1.08%	0.52%
Dividend yield	0.0%	0.0%

SPORTS ENTERTAINMENT ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

The following table presents the changes in the fair value of Level 3 warrant liabilities:

Private Placement
Fair value as of January 1, 2021	$14,850,000
Change in fair value	(2,750,000)
Fair value as of March 31, 2021	$12,100,000

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the three months ended March 31, 2021.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

On April 23, 2021, the Company, entered into a Business Combination Agreement (the “Business Combination Agreement”) with SGHC Limited, a non-cellular company limited by shares incorporated under the laws of the Island of Guernsey (“SGHC Limited”), Super Group (SGHC) Limited, a non-cellular company limited by shares incorporated under the laws of  the Island of Guernsey (“NewCo”), Super Group (SGHC) Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of NewCo (“Merger Sub” and, together with NewCo, SGHC Limited and SGHC Limited’s direct and indirect subsidiaries, the “Target Companies”), and the Sponsor.

Pursuant to the Business Combination Agreement, subject to the terms and conditions therein, prior to the closing of the Business Combination (the “Closing”), SGHC Limited will undergo a pre-closing reorganization (the “Reorganization”) wherein all existing shares of SGHC Limited will be exchanged for newly issued common stock of NewCo (“NewCo Common Shares”). Following the Reorganization, the shareholders of SGHC Limited (the “Pre-Closing Holders”) will hold that number of NewCo Common Shares equal to the quotient obtained by dividing (i) 4,750,000,000, plus the amount by which the cash and cash equivalent balance of the Target Companies exceeds $300,000,000 (but in no event in excess of $4,850,000,000), less the amount by which the cash and cash equivalent balance of the Target Companies is less than $300,000,000, by (ii) $10.00 (the “Aggregate Stock Consideration Shares”).

In addition, the Pre-Closing Holders will be entitled to a right to receive additional contingent consideration based on the number of shares held after taking into account those shares sold pursuant to Repurchase Agreements in the form of three potential earn-out payments.

The Business Combination Agreement contains customary representations, warranties and covenants by the parties thereto and the Closing is subject to certain conditions as further described in the Business Combination Agreement.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2020 filed with the U.S. Securities and Exchange Commission (the “SEC”) on June 22, 2021. The Company’s filings pursuant to the Securities Act and the Exchange Act can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Recent Developments

On April 23, 2021, we entered into the Business Combination Agreement with the Target Companies and the Sponsor.

Pursuant to the Business Combination Agreement, subject to the terms and conditions therein, prior to the Closing, SGHC Limited will undergo the Reorganization wherein all existing shares of SGHC Limited will be exchanged for NewCo Common Shares. Following the Reorganization, the Pre-Closing Holders will hold that number of NewCo Common Shares equal to the quotient obtained by dividing (i) 4,750,000,000, plus the amount by which the cash and cash equivalent balance of the Target Companies exceeds $300,000,000 (but in no event in excess of $4,850,000,000), less the amount by which the cash and cash equivalent balance of the Target Companies is less than $300,000,000, by (ii) $10.00 (the “Aggregate Stock Consideration Shares”).

In addition, the Pre-Closing Holders will be entitled to a right to receive additional contingent consideration based on the number of shares held after taking into account those shares sold pursuant to Repurchase Agreements in the form of three potential earn-out payments.

The Business Combination Agreement contains customary representations, warranties and covenants by the parties thereto and the Closing is subject to certain conditions as further described in the Business Combination Agreement.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from July 30, 2020 (inception) through March 31, 2021 were organizational activities and those necessary to prepare for the Initial Public Offering, described below. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2021, we had a net income of $4,632,106, which consisted of a change in fair value of warrant liabilities of $8,375,000 and an interest earned on marketable securities held in the Trust Account of $33,265, offset by operating costs of $3,776,159.

Liquidity and Capital Resources

On October 6, 2020, we consummated the Initial Public Offering of 45,000,000 Units, which includes the partial exercise by the underwriters of their over-allotment option in the amount of 5,000,000 Units, at a price of $10.00 per Unit, generating gross proceeds of $450,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 11,000,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant in a private placement to our Sponsor and an affiliate of PJT Partners LP, generating gross proceeds of $11,000,000.

Following the Initial Public Offering, the partial exercise of the over-allotment option, and the sale of the Private Placement Warrants, a total of $450,000,000 was placed in the Trust Account. We incurred $25,318,504 in transaction costs, including $9,000,000 of underwriting fees, $15,750,000 of deferred underwriting fees and $568,504 of other offering costs.

For the three months ended March 31, 2021, cash used in operating activities was $264,570. Net income of $4,632,106 was offset by a change in fair value of warrant liabilities of $8,375,000 and an interest earned on marketable securities held in the Trust Account of $33,265. Changes in operating assets and liabilities provided $3,511,589 of cash for operating activities.

As of March 31, 2021, we had cash and marketable securities held in the Trust Account of $450,100,964. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, to complete our Business Combination. We may withdraw interest to pay franchise and income taxes. During the three months ended March 31, 2021, we did not withdraw any interest earned on the Trust Account. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2021, we had cash of $806,826 outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption are classified as liability instruments and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of our balance sheets.

Net Income (Loss) per Common Share

We apply the two-class method in calculating earnings per common share. Net income per common share, basic and diluted, for Class A redeemable common stock is calculated by dividing the interest income earned on the Trust Account, net of applicable taxes, by the weighted average number of shares of Class A redeemable common stock outstanding for the period. Net income (loss) per common share, basic and diluted, for Class B non-redeemable common stock is calculated by dividing net income (loss) less income attributable to Class A redeemable common stock, by the weighted average number of shares of Class B non-redeemable common stock outstanding for the period presented.

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. We adopted ASU 2020-06 effective January 1, 2021. The adoption of ASU 2020-06 did not have an impact on our financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable for smaller reporting companies.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that, solely due to the events that led to the Company’s restatement of its financial statements to reclassify the Company’s derivative instruments as liabilities (which are described in the Company’s Amendment No. 2 to its Annual Report on Form 10-K/A filed on June 22, 2021) (the “Restatement”), during the period covered by this report, a material weakness existed and our disclosure controls and procedures were not effective. We can give no assurance as to our ability to timely remediate the material weakness identified, if at all, or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. However, we have implemented increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications in an effort to remediate the material weakness and we expect that if we consummate our initial Business Combination changes to the individuals who are part of our finance function and our internal controls over financial reporting will be made.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting as the circumstances that led to the Restatement were not yet identified. In light of the material weakness identified and the resulting Restatement, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in our Annual Report on Form 10-K/A for the year ended December 31, 2020 filed with the SEC on June 22, 2021. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus filed with the SEC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

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

SPORTS ENTERTAINMENT ACQUISITION CORP.

Date: June 25, 2021	By:	/s/ John Collins
	Name:	John Collins
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: June 25, 2021	By:	/s/ Eric Grubman
	Name:	Eric Grubman
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)