Form 10-Q
period 2021-06-30
Sports Entertainment Acquisition Corp.
filed 2021-08-16
CIK 1820852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August [ ], 2021, there were 45,000,000 shares of Class A common stock, $0.0001 par value, and 11,250,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

SPORTS ENTERTAINMENT ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

SPORTS ENTERTAINMENT ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets
Cash	$270,292	$1,087,876
Prepaid expenses	200,361	290,394
Total Current Assets	470,653	1,378,270

Investments held in Trust Account	450,117,135	450,067,699
Total Assets	$450,587,788	$451,445,969

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$3,952,923	$109,103
Accrued offering costs	—	16,480
Total Current Liabilities	3,952,923	125,583

Warrant liabilities	73,030,000	45,225,000
Deferred underwriting fee payable	15,750,000	15,750,000
Total Liabilities	92,732,923	61,100,583

Commitments and contingencies

Class A common stock subject to possible redemption, 35,285,486 and 38,534,538 shares at $10.00 per share redemption value as of June 30, 2021 and December 31, 2020, respectively	352,854,860	385,345,380

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 9,714,514 and 6,465,462 shares issued and outstanding (excluding 35,285,486 and 38,534,538 shares subject to possible redemption) as of June 30, 2021 and December 31, 2020, respectively	971	647
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 11,250,000 shares issued and outstanding as of June 30, 2021 and December 31, 2020	1,125	1,125
Additional paid-in capital	53,784,449	21,294,253
Accumulated deficit	(48,786,540)	(16,296,019)
Total Stockholders’ Equity	5,000,005	5,000,006
Total Liabilities and Stockholders’ Equity	$450,587,788	$451,445,969

The accompanying notes are an integral part of the unaudited condensed financial statements.

SPORTS ENTERTAINMENT ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,	Six Months Ended June 30,
	2021	2021

General and administrative expenses	$958,798	$4,734,957
Loss from operations	(958,798)	(4,734,957)

Other income (expense):
Interest earned on investments held in Trust Account	16,171	49,436
Change in fair value of warrant liabilities	(36,180,000)	(27,805,000)
Total Other expense, net	(36,163,829)	(27,755,564)

Net loss	$(37,122,627)	$(32,490,521)

Weighted average shares outstanding of Class A common stock	45,000,000	45,000,000
Basic and diluted income per share, Class A common stock	$0.00	$0.00

Weighted average shares outstanding of Class B non-redeemable common stock	11,250,000	11,250,000
Basic and diluted net (loss) per share, Class B non-redeemable common stock	$(3.30)	$(2.89)

The accompanying notes are an integral part of the unaudited condensed financial statements.

SPORTS ENTERTAINMENT ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
THREE AND SIX MONTHS ENDED JUNE 30, 2021
(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – January 1, 2021	6,465,462	$647	11,250,000	$1,125	$21,294,253	$(16,296,019)	$5,000,006

Change in Class A common stock subject to possible redemption	(463,211)	(47)	—	—	(4,632,063)	—	(4,632,110)

Net income	—	—	—	—	—	4,632,106	4,632,106
Balance – March 31, 2021 (unaudited)	6,002,251	600	11,250,000	1,125	16,662,190	(11,663,913)	5,000,002

Change in Class A common stock subject to possible redemption	3,712,263	371	—	—	37,122,259	—	37,122,630

Net loss	—	—	—	—	—	(37,122,627)	(37,122,627)
Balance – June 30, 2021 (unaudited)	9,714,514	$971	11,250,000	$1,125	$53,784,449	$(48,786,540)	$5,000,005

The accompanying notes are an integral part of the unaudited condensed financial statements.

SPORTS ENTERTAINMENT ACQUISITION CORP.
CONDENSED STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2021
(Unaudited)

Cash Flows from Operating Activities:
Net loss	$(32,490,521)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liabilities	27,805,000
Interest earned on investments held in Trust Account	(49,436)
Changes in operating assets and liabilities:
Prepaid expenses	90,033
Accrued expenses	3,843,820
Net cash used in operating activities	(801,104)

Cash Flows from Financing Activities:
Payment of offering costs	(16,480)
Net cash used in financing activities	(16,480)

Net Change in Cash	(817,584)
Cash – Beginning of period	1,087,876
Cash – End of period	$270,292

Non-Cash Financing Activities:
Change in Class A common stock subject to possible redemption	$(32,490,520)

The accompanying notes are an integral part of the unaudited condensed financial statements.

SPORTS ENTERTAINMENT ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Sports Entertainment Acquisition Corp. (the “Company”) is a blank check company incorporated in Delaware on July 30, 2020. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of June 30, 2021, the Company had not commenced any operations. All activity for the period from July 30, 2020 (inception) through June 30, 2021 related to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, identifying a target company for a Business Combination and activities pursuant to the proposed Business Combination Agreement (as defined in Note 9) (see Note 9). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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
JUNE 30, 2021
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

Liquidity and Capital Resources

As of June 30, 2021, the Company had $270,292 in its operating bank account and working capital deficit of approximately $3.5 million. In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined below) (see Note 5). As of June 30, 2021 and December 31, 2020, there were no amounts outstanding under any Working Capital Loans.

The Company may raise additional capital through loans or additional investments from the Sponsor or its stockholders, officers, directors, or third parties. The Company’s officers and directors and the Sponsor may but are not obligated to (except as described above), loan the Company funds, from time to time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Based on the foregoing, the Company believes it will have sufficient working capital and borrowing capacity from the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors to meet its needs through the earlier of the consummation of a Business Combination or at least one year from the date that the financial statements were issued.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2020 as filed with the SEC on June 22, 2021. The interim results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the period ending December 31, 2021.

SPORTS ENTERTAINMENT ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021 and December 31, 2020.

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

Warrant Liabilities

The Company accounts for the Warrants in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statements of operations. The Private Placement Warrants and the Public Warrants for periods where no observable traded price was available are valued using a Monte Carlo simulation. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.

Class A Common Stock Subject to Possible Redemption

Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, 35,285,486 and 38,534,538 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets as of June 30, 2021 and December 31, 2020, respectively.

SPORTS ENTERTAINMENT ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)
Offering Costs

Offering costs consisted of legal, accounting and other expenses incurred through the Initial Public Offering that w directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities were expensed as incurred in the condensed statements of operations. Offering costs associated with the Class A common stock issued were charged to stockholders’ equity upon the completion of the Initial Public Offering.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of June 30, 2021 and December 31, 2020, the Company had  deferred tax assets with a full valuation allowance recorded against them. Gross DTAs still not disclosed.

The Company’s currently taxable income primarily consists of interest income on the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. During the three and six months ended June 30, 2021, the Company recorded no income tax expense. The Company’s effective tax rate for the three and six months ended June 30, 2021 was zero, which differs from the expected income tax rate mainly due to the start-up costs (discussed above) which are not currently deductible and permanent differences mainly due to the change in the fair value of the warrant liabilities.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

The Company’s statements of operations include a presentation of income (loss) per share for common shares subject to possible redemption in a manner similar to the two-class method of income (loss) per common share. Net income per common share, basic and diluted, for Class A redeemable common stock is calculated by dividing the interest income earned on the Trust Account, net of applicable franchise and income taxes, by the weighted average number of Class A redeemable common stock outstanding for the period. Net income (loss) per share, basic and diluted, for Class B non-redeemable common stock is calculated by dividing the net loss, adjusted for income attributable to Class A redeemable common stock, net of applicable franchise and income taxes, by the weighted average number of Class B non-redeemable common stock outstanding for the period. Class B non-redeemable common stock includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

The following table reflects the calculation of basic and diluted net income per common share (in dollars, except share amounts):

	Three Months Ended June 30,	Six Months Ended June 30,
	2021	2021
Redeemable Class A Common Stock
Numerator: Earnings allocable to Redeemable Class A Common Stock
Interest Income	$16,171	$49,436
Less: Income Tax and Franchise Tax available to be withdrawn from the Trust Account	(16,171)	(49,436)
Redeemable Net Income	$—	$—
Denominator: Weighted Average Redeemable Class A Common Stock (1)
Redeemable Class A Common Stock, Basic and Diluted	45,000,000	45,000,000
Income/Basic and Diluted Redeemable Class A Common Stock	$0.00	$0.00

Non-Redeemable Class B Common Stock
Numerator: Net Loss minus Redeemable Net Income
Net Loss	(37,122,627)	(32,490,521)
Less: Redeemable Net Income	—	—
Non-Redeemable Net Loss	(37,122,627)	(32,490,521)
Denominator: Weighted Average Non-Redeemable Class B Common Stock(1)
Non-Redeemable Class B Common Stock, Basic and Diluted	11,250,000	11,250,000
Loss/Basic and Diluted Non-Redeemable Class B Common Stock	$(3.30)	$(2.89)

(1) For the three and six months ended June 30, 2021, basic and diluted shares are the same as there are no non-redeemable securities that are dilutive to the Company’s stockholders.

SPORTS ENTERTAINMENT ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximate the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature, except for the Warrant Liability (see Note 8).

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
JUNE 30, 2021
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

Administrative Services Agreement

The Company entered into an agreement, commencing on October 1, 2020, to pay the Sponsor up to $10,000 per month for office space, secretarial and administrative support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For period the three and six months ended June 30, 2021, the Company incurred and paid approximately $30,000 and $60,000 respectively, in fees for these services.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $2,000,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of June 30, 2021 and December 31, 2020, there were no amounts outstanding under the Working Capital Loans.

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

Business Combination Agreement

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

SPORTS ENTERTAINMENT ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)
Underwriting Agreement

The underwriters are entitled to a deferred fee of $0.35 per Unit, or $15,750,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of June 30, 2021 and December 31, 2020, there were 9,714,514 and 6,465,462 shares of Class A common stock issued and outstanding, excluding 35,285,486 and 38,534,538 shares of Class A common stock subject to possible redemption, respectively.

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of June 30, 2021 and December 31, 2020, there were 11,250,000 shares of Class B common stock issued and outstanding.

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

NOTE 8. WARRANT LIABILITIES

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
JUNE 30, 2021
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
JUNE 30, 2021
(Unaudited)
Level 2:
Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

At June 30, 2021, assets held in the Trust Account were comprised of $450,117,135 in a Money Market Fund primarily in U.S. Treasury securities. At December 31, 2020, assets held in the Trust Account were comprised of $93,912 in cash and $449,973,787 in U.S. Treasury securities. Through June 30, 2021, the Company did not withdraw any interest income from the Trust Account.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2021 and December 31, 2020. The gross holding gains and fair value of held-to-maturity securities at June 30, 2021 and December 31, 2020 are as follows:

	Held-To-Maturity	Amortized Cost	Gross Holding Gain	Fair Value
December 31, 2020	U.S. Treasury Securities (Matured on 2/4/2021)	$449,973,787	$3,713	$449,977,500

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2021 and December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2021	December 31, 2020
Assets:
Money Market Fund	1	$450,117,135	N/A

Liabilities:
Warrant Liability – Public Warrants	1	$49,050,000	$30,375,000
Warrant Liability – Private Placement Warrants	3	$23,980,000	$14,850,000

The Warrants were accounted for as liabilities in accordance with ASC 815-40. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented in the condensed statements of operations.

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

The following table presents the quantitative information regarding Level 3 fair value measurements of the warrant liabilities:

	June 30, 2021	December 31, 2020
Stock price	$10.08	$10.12
Term (in years)	6.28	6.08
Volatility	39.0%	33.0%
Risk-free rate	0.98%	0.52%
Dividend yield	0.0%	0.0%

SPORTS ENTERTAINMENT ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)
The following table presents the changes in the fair value of Level 3 warrant liabilities:

Private Placement
Fair value as of January 1, 2021	$14,850,000
Change in fair value	9,130,000
Fair value as of June 30, 2021	$23,980,000

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the three and six months ended June 30, 2021.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from July 30, 2020 (inception) through June 30, 2021 were organizational activities and those necessary to prepare for the Initial Public Offering, described below, identifying a target company for a Business Combination and activities pursuant to the proposed Business Combination Agreement. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2021, we had net loss of $37,122,627, which consisted of operating costs of $958,798 and change in fair value of warrant liability of $36,180,000, offset by interest earned on investments held in Trust Account of $16,171.

For the six months ended June 30, 2021, we had net loss of $32,490,521, which consisted of operating costs of $4,734,957 and change in fair value of warrant liability of $27,805,000, offset by interest earned on investments held in Trust Account of $49,436.

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

For the six months ended June 30, 2021, cash used in operating activities was $801,104. Net loss of $32,490,521 was affected by a change in fair value of warrant liabilities of $27,805,000 and an interest earned on investments held in the Trust Account of $49,436. Changes in operating assets and liabilities provided $3,933,853 of cash for operating activities.

As of June 30, 2021, we had cash and investments held in the Trust Account of $450,117,135. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, to complete our Business Combination. We may withdraw interest to pay franchise and income taxes. During the three and six months ended June 30, 2021, we did not withdraw any interest earned on the Trust Account. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2021, we had cash of $270,292 outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Warrant Liabilities

We account for the Warrants in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statements of operations. The Private Placement Warrants and the Public Warrants for periods where no observable traded price was available are valued using a Monte Carlo simulation. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.

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

Net Income (Loss) per Common Share

We apply the two-class method in calculating earnings per common share. Net income (loss) per common share, basic and diluted, for Class A redeemable common stock is calculated by dividing the interest income earned on the Trust Account, net of applicable taxes, by the weighted average number of shares of Class A redeemable common stock outstanding for the period. Net income (loss) per common share, basic and diluted, for Class B non-redeemable common stock is calculated by dividing net income (loss) less income attributable to Class A redeemable common stock, by the weighted average number of shares of Class B non-redeemable common stock outstanding for the period presented.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that, solely due to the events that led to the Company’s restatement of its financial statements to reclassify the Company’s derivative instruments as liabilities (which are described in the Company’s Amendment No. 2 to its Annual Report on Form 10-K/A filed on June 22, 2021) (the “Restatement”), during the period covered by this report, a material weakness existed and our disclosure controls and procedures were not effective. We can give no assurance as to our ability to timely remediate the material weakness identified, if at all, or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. However, we have implemented increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications in an effort to remediate the material weakness and we expect that if we consummate our initial Business Combination changes to the individuals who are part of our finance function and our internal controls over financial reporting will be made.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than as described herein. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we enhanced the supervisory review of accounting procedures in this financial reporting area and expanded and improved our review process for complex securities and related accounting standards. As of June 30, 2021, this had not been fully remediated.

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
10.1
Business Combination Agreement, dated as of April 23, 2021, by and among the Company, the Sponsor, SGHC Limited (“Target), Super Group (SGHC) Limited (“NewCo”), and Super Group (SGHC) Merger Sub, Inc. (“Merger Sub”) (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on April 23, 2021 (File No. 001-39583))

10.2
Founder Holders Consent Letter, dated as of April 23, 2021, by and among the Founder Holders (as defined therein), the Company and NewCo (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on April 23, 2021(File No. 001-39583))

10.3
Form of Transaction Support Agreement, entered into as of April 23, 2021, by and among Target, NewCo, the Company and certain Shareholders (as defined therein) (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed on April 23, 2021(File No. 001-39583))

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

SPORTS ENTERTAINMENT ACQUISITION CORP.

Date: August 16, 2021	By:	/s/ John Collins
	Name:	John Collins
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 16, 2021	By:	/s/ Eric Grubman
	Name:	Eric Grubman
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)