Form 10-Q
period 2021-09-30
Sports Entertainment Acquisition Corp.
filed 2021-11-12
CIK 1820852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 12, 2021, there were 45,000,000 shares of Class A common stock, $0.0001 par value, and 11,250,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

SPORTS ENTERTAINMENT ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

		Page
PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Balance Sheets as of September 30, 2021 (unaudited) and December 31, 2020	1

	Unaudited Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2021 and for the period from July 30, 2020 (Inception) through September 30, 2020	2

	Unaudited Condensed Statements of Changes in Stockholders’ (Deficit) Equity for the Three and Nine Months Ended September 30, 2021 and for the period from July 30, 2020 (Inception) through September 30, 2020	3

	Unaudited Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2021 and for the period from July 30, 2020 (Inception) through September 30, 2020	4

	Unaudited Notes to Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	20

Item 4.	Controls and Procedures	20

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	21

Item 1A.	Risk Factors	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3.	Defaults Upon Senior Securities	21

Item 4.	Mine Safety Disclosures	21

Item 5.	Other Information	21

Item 6.	Exhibits	21

SIGNATURES		22

SPORTS ENTERTAINMENT ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets
Cash	$49,561	$1,087,876
Prepaid expenses	158,486	290,394
Total Current Assets	208,047	1,378,270

Investments held in Trust Account	450,122,927	450,067,699
Total Assets	$450,330,974	$451,445,969

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$4,433,981	$109,103
Accrued offering costs	—	16,480
Promissory note- related party	1,000,000	—
Total Current Liabilities	5,433,981	125,583

Warrant liabilities	79,395,000	45,225,000
Deferred underwriting fee payable	15,750,000	15,750,000
Total Liabilities	100,578,981	61,100,583

Commitments and contingencies

Class A common stock subject to possible redemption, 45,000,000 shares at $10.00 per share redemption value as of September 30, 2021 and December 31, 2020	450,000,000	450,000,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 11,250,000 shares issued and outstanding as of September 30, 2021 and December 31, 2020	1,125	1,125
Additional paid-in capital	—	—
Accumulated deficit	(100,249,132)	(59,655,739)
Total Stockholders’ Deficit	(100,248,007)	(59,654,614)
Total Liabilities and Stockholders’ Deficit	$450,330,974	$451,445,969

The accompanying notes are an integral part of the unaudited condensed financial statements.

SPORTS ENTERTAINMENT ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,	Nine Months Ended September 30,	For the Period from July 30, 2020 (Inception) through September 30,
	2021	2021	2020

General and administrative expenses	$1,743,664	$6,478,621	$1,000
Loss from operations	(1,743,664)	(6,478,621)	(1,000)

Other loss:
Interest earned on investments held in Trust Account	5,792	55,228	—
Change in fair value of warrant liabilities	(6,365,000)	(34,170,000)	—
Total other loss, net	(6,359,208)	(34,114,772)	—

Net loss	$(8,102,872)	$(40,593,393)	$(1,000)

Weighted average shares outstanding of Class A common stock	45,000,000	45,000,000	—
Basic and diluted loss per share, Class A common stock	$(0.14)	$(0.72)	$—

Weighted average shares outstanding of Class B common stock	11,250,000	11,250,000	11,250,000
Basic and diluted net loss per share, Class B common stock	$(0.14)	$(0.72)	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

 SPORTS ENTERTAINMENT ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2021	11,250,000	$1,125	$—	$(59,655,739)	$(59,654,614)

Net income	—	—	—	4,632,106	4,632,106
Balance – March 31, 2021 (unaudited)	11,250,000	1,125	—	(55,023,633)	(55,022,508)

Net loss	—	—	—	(37,122,627)	(37,122,627)
Balance – June 30, 2021 (unaudited)	11,250,000	$1,125	$—	$(92,146,260)	$(92,145,135)

Net loss	—	—	—	(8,102,872)	(8,102,872)
Balance – September 30, 2021 (unaudited)	11,250,000	$1,125	$—	$(100,249,132)	$(100,248,007)

FOR THE PERIOD FROM JULY 30, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020

	Class B Common Stock		Additional Paid-in	Retained Earnings / (Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit)	Equity

Balance – July 30, 2020 (inception)	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor	11,500,000	1,150	23,850	—	25,000

Net loss	—	—	—	(1,000)	(1,000)
Balance – September 30, 2020	11,500,000	1,150	$23,850	$(1,000)	$24,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

SPORTS ENTERTAINMENT ACQUISITION CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,	For The Period From July 30, 2020 (Inception) Through September 30,
	2021	2020

Cash Flows from Operating Activities:
Net loss	$(40,593,393)	$(1,000)
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liabilities	34,170,000	—
Interest earned on investments held in Trust Account	(55,228)	—
Changes in operating assets and liabilities:
Prepaid expenses	131,908	—
Accrued expenses	4,324,878	1,000
Net cash used in operating activities	(2,021,835)	—

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Proceeds from promissory note - related party	1,000,000	125,000
Payment of offering costs	(16,480)	(137,195)
Net cash provided by financing activities	983,520	12,805

Net Change in Cash	(1,038,315)	12,805
Cash – Beginning of period	1,087,876	—
Cash – End of period	$49,561	$12,805

Non-Cash Investing and Financing Activities:
Offering costs included in accrued offering costs	$—	$333,966

The accompanying notes are an integral part of the unaudited condensed financial statements.

SPORTS ENTERTAINMENT ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
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

As of September 30, 2021, the Company had not commenced any operations. All activity for the period from July 30, 2020 (inception) through September 30, 2021 related to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, identifying a target company for a Business Combination and activities pursuant to the proposed Business Combination Agreement (as defined in Note 7) (see Note 7). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

The Company will only proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 following any related redemptions and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by applicable law or stock exchange listing requirements, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 6) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Stockholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction.

SPORTS ENTERTAINMENT ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
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

The Sponsor has agreed to waive its liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 7) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

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

Liquidity and Capital Resources

As of September 30, 2021, the Company had $49,561 in its operating bank account and working capital deficit of approximately $5.3 million. In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined below) (see Note 6). As of September 30, 2021 and December 31, 2020, there were no amounts outstanding under any Working Capital Loans.

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

On August 19, 2021 the Company issued a $1,000,000 Promissory Note with the Sponsor (see Note 6).

NOTE 2. REVISION OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In connection with the preparation of the Company’s financial statements as of September 30, 2021, the Company concluded it should revise its financial statements to classify all Public Shares in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company previously determined the Class A common stock subject to possible redemption to be equal to the redemption value of $10.00 per Class A common stock while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets.  Accordingly, effective with this filing, the Company presents all redeemable Class A common stock as temporary equity and recognizes accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480.

SPORTS ENTERTAINMENT ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)
As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock. The Company will present this revision in a prospective manner in all future filings. Under this approach, the previously issued Initial Public Offering Balance Sheet and Form 10-Q’s will not be amended, but historical amounts presented in the current and future filings will be recast to be consistent with the current presentation, and an explanatory footnote will be provided.

In connection with the change in presentation for the Class A common stock subject to redemption, the Company also revised its income (loss) per common share calculation to allocate net income (loss) evenly to Class A and Class B common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income (loss) of the Company.

There has been no change in the Company’s total assets, liabilities or operating results.

The impact of the revision on the Company’s financial statements is reflected in the following table.

	As Previously Reported	Adjustment	As Restated
Balance Sheet as of December 31, 2020 (audited)
Class A common stock subject to possible redemption	$385,345,380	$64,654,620	$450,000,000
Class A common stock	$647	$(647)	$—
Additional paid-in capital	$21,294,253	$(21,294,253)	$—
Accumulated Deficit	$(16,296,019)	$(43,359,720)	$(59,655,739)
Total Stockholders’ Equity (Deficit)	$5,000,006	$(64,654,620)	$(59,654,614)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2020 as filed with the SEC on June 22, 2021. The interim results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the period ending December 31, 2021.

SPORTS ENTERTAINMENT ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021 and December 31, 2020.

Marketable Securities Held in Trust Account

At September 30, 2021, the assets held in the Trust Account were held in U.S. Treasury Bills and money market funds which primarily invest in U.S. Treasury Bills. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented at redemption value as temporary deficit, outside of the stockholders’ equity section of the Company’s balance sheet.

SPORTS ENTERTAINMENT ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

At September 30, 2021, the Class A common shares reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$450,000,000
Less:
Proceeds allocated to Public Warrants	$(20,277,290)
Class A common shares issuance costs	$(24,165,729)
Plus:
Accretion of carrying value to redemption value	$44,443,019
Class A common shares subject to possible redemption	$450,000,000

SPORTS ENTERTAINMENT ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)
Offering Costs

Offering costs consisted of legal, accounting and other expenses incurred through the Initial Public Offering that w directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to warrant liabilities were expensed as incurred in the statements of operations. Offering costs associated with the Class A common stock issued were charged to temporary equity.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of September 30, 2021 and December 31, 2020, the Company had deferred tax assets of $1,388,000 and $29,000, respectively, with a full valuation allowance recorded against them.

The Company’s currently taxable income primarily consists of interest income on the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. During the three and nine months ended September 30, 2021, the Company recorded no income tax expense. The Company’s effective tax rate for the three and nine months ended September 30, 2021 and September 30, 2020 was zero, which differs from the expected income tax rate mainly due to the start-up costs (discussed above) which are not currently deductible and permanent differences mainly due to the change in the fair value of the warrant liabilities.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase Class A ordinary shares in the aggregate. As of September 30, 2021 and 2020, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net income per common share (in dollars, except share amounts):

	Three Months Ended September 30, 2021		Nine Months Ended September 30, 2021		For the Period from July 30, 2020 (Inception) Through September 30, 2020
	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net loss per common stock
Numerator:
Allocation of net loss, as adjusted	$(6,522,994)	$(1,630,748)	$(32,515,410)	$(8,128,853)	$—	$(1,000)
Denominator:
Basic and diluted weighted average shares outstanding	45,000,000	11,250,000	45,000,000	11,250,000	—	11,250,000
Basic and diluted net loss per common stock	$(0.14)	$(0.14)	$(0.72)	$(0.72)	$—	$—

SPORTS ENTERTAINMENT ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximate the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature, except for the Warrant Liability (see Note 9).

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

NOTE 5. PRIVATE PLACEMENT

Simultaneously, on October 6, 2020, with the closing of the Initial Public Offering and the underwriters’ partial exercise of their over-allotment option, the Sponsor and an affiliate of PJT Partners LP purchased an aggregate of 10,000,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, for an aggregate purchase price of $10,000,000. Simultaneously with the closing of the partial exercise by the underwriters of their over-allotment option, the Sponsor and an affiliate of PJT Partners LP purchased an aggregate of 1,000,000 additional Private Placement Warrants at a price of $1.00 per Private Placement Warrant, for an aggregate purchase price of $1,000,000. Each Private Placement Warrant is exercisable to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 9). The proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

SPORTS ENTERTAINMENT ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)
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

Administrative Services Agreement

The Company entered into an agreement, commencing on October 1, 2020, to pay the Sponsor up to $10,000 per month for office space, secretarial and administrative support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For period the three and nine months ended September 30, 2021, the Company incurred and paid approximately $30,000 and $90,735, respectively, in fees for these services. For the period from July 30, 2020 (inception) through September 30, 2020, the Company did not incur any fees for these services.

Promissory Note — Related Party

On August 19, 2021, the Company issued an unsecured promissory note (the “Promissory Note”) to the Sponsor, pursuant to which the Company could borrow up to an aggregate principal amount of $2,000,000. The Promissory Note is non-interest bearing and payable on the consummation of the merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. The amount outstanding under the Promissory Note as of September 30, 2021 is $1,000,000.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $2,000,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of September 30, 2021 and December 31, 2020, there no amounts outstanding under the Working Capital Loans, respectively.

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
SEPTEMBER 30, 2021
(Unaudited)
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
SEPTEMBER 30, 2021
(Unaudited)
Underwriting Agreement

The underwriters are entitled to a deferred fee of $0.35 per Unit, or $15,750,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

NOTE 8. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At September 30, 2021 and December 31, 2020, there were 45,000,000 Class A common shares issued and outstanding, including 45,000,000 Class A common shares subject to possible redemption which are presented as temporary equity.

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of September 30, 2021 and December 31, 2020, there were 11,250,000 shares of Class B common stock issued and outstanding.

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

NOTE 9. WARRANT LIABILITIES

As of September 30, 2021 there were 22,500,000 Public Warrants and 11,000,000 Private Placement Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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
SEPTEMBER 30, 2021
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

NOTE 10. FAIR VALUE MEASUREMENTS

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
SEPTEMBER 30, 2021
(Unaudited)
Level 2:
Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

At September 30, 2021, assets held in the Trust Account were comprised of $450,122,927 in a Money Market Fund primarily in U.S. Treasury securities. At December 31, 2020, assets held in the Trust Account were comprised of $93,912 in cash and $449,973,787 in U.S. Treasury securities. Through September 30, 2021, the Company did not withdraw any interest income from the Trust Account.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2021 and December 31, 2020. The gross holding gains and fair value of held-to-maturity securities at September 30, 2021 and December 31, 2020 are as follows:

	Held-To-Maturity	Amortized Cost	Gross Holding Gain	Fair Value
December 31, 2020	U.S. Treasury Securities (Matured on 2/4/2021)	$449,973,787	$3,713	$449,977,500

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2021 and December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2021	December 31, 2020
Assets:
Money Market Fund	1	$450,122,927	N/A

Liabilities:
Warrant Liability – Public Warrants	1	$53,325,000	$30,375,000
Warrant Liability – Private Placement Warrants	3	$26,070,000	$14,850,000

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

The following table presents the quantitative information regarding Level 3 fair value measurements of the warrant liabilities:

	September 30, 2021	December 31, 2020
Stock price	$10.02	$10.12
Term (in years)	5.37	6.08
Volatility	32.3%	33.0%
Risk-free rate	1.043%	0.52%
Dividend yield	0.0%	0.0%

SPORTS ENTERTAINMENT ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)
The following table presents the changes in the fair value of Level 3 warrant liabilities:

Private Placement
Fair value as of January 1, 2021	$14,850,000
Change in fair value	11,220,000
Fair value as of September 30, 2021	$26,070,000

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the three and nine months ended September 30, 2021.

NOTE 11. SUBSEQUENT EVENTS

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from July 30, 2020 (inception) through September 30, 2021 were organizational activities and those necessary to prepare for the Initial Public Offering, described below, identifying a target company for a Business Combination and activities pursuant to the proposed Business Combination Agreement. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2021, we had net loss of $8,102,872, which consisted of operating costs of $1,743,664 and change in fair value of warrant liability of $6,365,000, offset by interest earned on investments held in Trust Account of $5,792.

For the nine months ended September 30, 2021, we had net loss of $40,593,393, which consisted of operating costs of $6,478,621 and change in fair value of warrant liability of $34,170,000, offset by interest earned on investments held in Trust Account of $55,228.

For the period from July 30, 2020 (inception) through September 30, 2020, we had net loss of $1,000, which consisted of operating costs.

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

For the nine months ended September 30, 2021, cash used in operating activities was $2,021,835. Net loss of $40,593,393 was affected by a change in fair value of warrant liabilities of $34,170,000 and an interest earned on investments held in the Trust Account of $55,228. Changes in operating assets and liabilities provided $4,456,786 of cash for operating activities.

As of September 30, 2021, we had cash and investments held in the Trust Account of $450,122,927. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, to complete our Business Combination. We may withdraw interest to pay franchise and income taxes. During the three and nine months ended September 30, 2021, we did not withdraw any interest earned on the Trust Account. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2021, we had cash of $49,561 outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

As of September 30, 2021 we entered into an unsecured non-interest bearing Promissory Note with the Sponsor. (See Note 6)

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption are classified as liability instruments and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ deficit section of our balance sheets.

Net Income (Loss) per Common Share

    Net income (loss) per common stock is computed by dividing net income (loss) by the weighted average number of common stock outstanding for the period. The Company applies the two-class method in calculating earnings per share. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

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

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The material weakness discussed below was remediated during the quarter ended September 30, 2021.

Remediation of a Material weakness in Internal Control over Financial Reporting

We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness previously identified and enhance our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The foregoing actions, which we believe remediated the material weakness in internal control over financial reporting, were completed as of the date of June 30, 2021.

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

SPORTS ENTERTAINMENT ACQUISITION CORP.

Date: November 12, 2021	By:	/s/ John Collins
	Name:	John Collins
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2021	By:	/s/ Eric Grubman
	Name:	Eric Grubman
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)