Form 10-K/A
period 2020-12-31
Sports Entertainment Acquisition Corp.
filed 2021-12-02
CIK 1820852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 3)

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

As of December 1, 2021, 45,000,000 shares of Class A common stock, $0.0001 par value, and 11,250,000 shares of Class B common stock, $0.0001 par value, were issued and outstanding.

i

EXPLANATORY NOTE

Sports Entertainment Acquisition Corp. (the “Company,” “we”, “our” or “us”) is filing this Annual Report on Form 10-K/A (Amendment No. 3), or this Amendment, to amend and restate certain items in its Annual Report for the period ended December 31, 2020 on Form 10-K originally filed with the Securities and Exchange Commission (the SEC”) on March 30, 2021, the first amendment thereto filed on Form 10-K/A, originally filed with the SEC on March 31, 2021, and the second amendment thereto filed on Form 10-K/A, originally filed with the SEC on June 22, 2021 (together, the “Original Filing”) to restate our financial statements as of and for the period ended December 31, 2020 (the “Affected Period”) included in the Original Filing (the “Original Financial Statements”).

This Amendment No. 3 (“Amendment No. 3”) to the Annual Report on Form 10-K/A amends Amendment No. 2 to the Annual Report on Form 10-K/A of Sports Entertainment Acquisition Corp. as of December 31, 2020 and for the period from July 30, 2020 (inception) through December 31, 2020, as filed with the Securities and Exchange Commission (“SEC”) on June 22, 2021 (the “Second Amended Filing”).

The Company has re-evaluated the Company’s application of ASC 480-10-S99-3A to its accounting classification of the redeemable Class A common stock, par value $0.0001 per share (the “Public Shares”), issued as part of the units sold in the Company’s initial public offering (the “IPO”) on October 6, 2020. Historically, a portion of the Public Shares was classified as permanent equity to maintain stockholders’ equity greater than $5 million on the basis that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001, as described in the Company’s amended and restated certificate of incorporation (the “Charter”). Pursuant to such re-evaluation, the Company’s management has determined that the Public Shares include certain provisions that require classification of all of the Public Shares as temporary equity regardless of the net tangible assets redemption limitation contained in the Charter. In addition, in connection with the change in presentation for the Public Shares, the Company determined it should restate its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company.

Therefore, on November 23, 2021, the Company’s management and the audit committee of the Company’s board of directors (the “Audit Committee”) concluded that the Company’s previously issued (i) audited balance sheet as of October 6, 2020 (the “Post IPO Balance Sheet”), as previously revised in the Company’s Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2020, filed with the SEC on June 22, 2021 (“2020 Form 10-K/A No. 2”), (ii) audited financial statements included in the 2020 Form 10-K/A No. 2, (iii) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on June 25, 2021; and (iv) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 16, 2021 (collectively, the “Affected Periods”), should be restated to report all Public Shares as temporary equity and calculate earnings per share by allocating income and losses pro rata for each class of common stock and should no longer be relied upon. As such, the Company will restate its financial statements for the Affected Periods in this Form 10-K/A Amendment No. 3 for the Post IPO Balance Sheet and the Company’s audited financial statements included in the 2020 Form 10-K/A No. 2. The unaudited condensed financial statements for the periods ended March 31, 2021 and June 30, 2021 will be restated in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, to be filed with the SEC (the “Q3 Form 10-QA”).

The restatement does not have an impact on its cash position and cash held in the trust account established in connection with the IPO (the “Trust Account”).

The Company’s management has concluded that a material weakness remains in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective. The Company’s remediation plan with respect to such material weakness will be described in more detail in the Q3 Form 10-QA.

We are filing this Amendment No. 3 to amend and restate the Second Amended Filing with modification as necessary to reflect the restatements. The following items have been amended to reflect the restatements:

Part I, Item 1A. Risk Factors (Restated)

Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II, Item 8. Financial Statements and Supplementary Data

Part II, Item 9A Controls and Procedures

In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing in connection with this Form 10-K/A (Exhibits 31.1, 31.2, 32.1 and 32.2).

Except as described above, no other information included in the Annual Report on Form 10-K of Sports Entertainment Acquisition Corp. as of December 31, 2020 and for the period from July 30, 2020 (inception) through December 31, 2020, as filed with the SEC on March 30, 2021 (the “Original Filing”), the First Amendment as filed with the SEC on March 31, 2021 or the Second Amended Filing as filed with the SEC on June 22, 2021, is being amended or updated by this Amendment No. 3 and, other than as described herein, this Amendment No. 3 does not purport to reflect any information or events subsequent to the Original Filing, First Amended Filing or the Second Amended Filing. We have not amended our previously filed Quarterly Report on Form 10-Q for the period affected by the restatement or our previously filed balance sheet, dated October 6, 2020, on Form 8-K. This Amendment No. 3 continues to describe the conditions as of the date of the Original Filing, First Amended Filing or the Second Amended Filing and, except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the Original Filing, First Amended Filing or the Second Amended Filing. Accordingly, this Amendment No. 3 should be read in conjunction with the Original Filing, First Amended Filing and the Second Amended Filing and with our filings with the SEC subsequent to the Original Filing.

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

•	the ability of our officers and directors to generate a number of potential acquisition opportunities;
•	our public securities’ liquidity and trading;
•	the lack of a market for our securities;
•	the use of funds not held in the Trust Account or available to us from interest income on the Trust Account balance;
•	the Trust Account not being subject to claims of third parties;
•	our financial performance;
•	the material weaknesses we identified in our internal control over financial reporting and our ability to report our results of operations and financial condition accurately and in a timely manner; or
•	the impact of the restatement of our financial statements in June 2021 and November 2021.

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

Item 1A.	Risk Factors. (Restated)

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

As described elsewhere in this Amendment No. 3, we identified a material weakness in our internal control over financial reporting related to complex financial instruments. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of December 31, 2020. See “Note 2—Restatement of Previously Issued Financial Statements” to the accompanying financial statements, as well as Part II, Item 9A: Controls and Procedures included in this Amendment Number 3.

Any failure to maintain internal control over our financial reporting could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis, which could delay or disrupt our efforts to consummate an initial business combination. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC or other regulatory authorities. In either case, there could result a material adverse effect on our ability to consummate an initial business combination.

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

For the period from July 30, 2020 (inception) through December 31, 2020, our independent registered public accounting firm has included an explanatory paragraph relating to our ability to continue as a going concern in its report on our audited financial statements included in this Amendment No. 3.

Our report from our independent registered public accounting firm for the period from July 30, 2020 (inception) through December 31, 2020 includes an explanatory paragraph stating that the liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty. If a Business Combination is not consummated and we are not able to obtain sufficient funding, our business, prospects, financial condition and results of operations will be harmed and we may be unable to continue as a going concern. If we are unable to continue as a going concern, we may have to liquidate its assets and may receive less than the value at which those assets are carried on our audited financial statements, and it is likely that investors would lose part or all of their investment. Future reports from our independent registered public accounting firm may also contain statements expressing substantial doubt about its ability to continue as a going concern. If there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms, or at all, and our business may be harmed.

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

References to the “Company, “our,” “us” or “we” refer to Sports Entertainment Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

In this Amendment No. 3 (“Amendment No. 3”) to the Annual Report on Form 10-K of Sports Entertainment Acquisition Corp. (the “Company”) for the period ended December 31, 2020, we are restating (i) our audited balance sheet as of October 6, 2020, as previously revised in the 2020 Form 10-K/A No. 2, (ii) audited financial statements as previously revised in the 2020 Form 10-K/A No. 2.

We have re-evaluated our application of ASC 480-10-S99-3A to our accounting and classification of the Public Shares, issued as part of the units sold in the IPO on October 6, 2020. Historically, a portion of the Public Shares was classified as permanent equity to maintain stockholders’ equity greater than $5 million on the basis that we will not redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001, as described in the Charter. Pursuant to such re-evaluation, our management has determined that the Public Shares include certain provisions that require classification of all of the Public Shares as temporary equity regardless of the net tangible assets redemption limitation contained in the Articles. In addition, in connection with the change in presentation for the Public Shares, management determined it should restate earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of our Company.

Therefore, on November 23, 2021, our management and the Audit Committee concluded that our previously issued (i) audited balance sheet as of October 6, 2020, as previously revised in the 2020 Form 10-K/A No. 2, (ii) audited financial statements as previously revised in the 2020 Form 10-K/A No. 2, (iii) unaudited interim financial statements included in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on June 25, 2021 and (iv) unaudited interim financial statements included in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 16, 2021, should be restated to report all Public Shares as temporary equity and calculate earnings per share by allocating income and losses pro-rata for each class of common stock and should no longer be relied upon. As such, the Company is restating the 2020 periods herein and intends to restate its 2021 interim financial statements for the Affected Periods in its amended quarterly report on Form 10-Q for the period ended September 30, 2021.

The restatement does not have an impact on our cash position and cash held in the Trust Account.

Our management has concluded that in light of the classification error described above, a material weakness exists in our internal control over financial reporting and that our disclosure controls and procedures were not effective.

In connection with the restatement, our management reassessed the effectiveness of our disclosure controls and procedures for the periods affected by the restatement. As a result of that reassessment, we determined that our disclosure controls and procedures for such periods were not effective with respect to our internal controls around the proper accounting and classification of complex financial instruments. For more information, see Item 9A included in this Annual Report on Form 10-K.

We have not amended our previously filed Quarterly Report on Form 10-Q for the period affected by the restatement or our previously filed balance sheet, dated October 6, 2020, on Form 8-K. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Amendment No. 3, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

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

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until October 6, 2022 to consummate the proposed Business Combination. If a business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a business combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after October 6, 2022. The Company intends to complete the proposed Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any business combination by October 6, 2022.

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

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of common stock subject to mandatory redemption are classified as liability instruments and are measured at fair value. Conditionally Class A redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, all of the shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of our balance sheet.

Net Loss per Common Share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. Income and losses are shared pro rata between the two classes of common stock. The Company applies the two-class method in calculating earnings per share. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value..

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2020, our disclosure controls and procedures were not effective as of December 31, 2020, due to the material weakness in our internal control over financial reporting described below in “Changes in Internal Control Over Financial Reporting.” In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Amended Annual Report on Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Management’s Report on Internal Controls Over Financial Reporting

The Original Filing did not, and this Annual Report on Form 10-K/A (Amendment No. 3) does not, include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

Except as set forth below, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements described in this Annual Report on Form 10-K/A had not yet been identified.

Our internal control over financial reporting did not result in the proper classification of our warrants. Since issuance on October 6, 2020, our warrants were accounted for as equity within our balance sheet. On April 12, 2021, the SEC Staff issued the SEC Staff Statement in which the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. After discussion and evaluation, taking into consideration the SEC Staff Statement, we have concluded that our Warrants should be presented as liabilities with subsequent fair value remeasurement as previously restated in our Amendment No. 2 to the Form 10-K/A as filed with the SEC on June 22, 2021. In addition, our management has concluded that our control around the interpretation and accounting for certain complex financial instruments was not effectively designed or maintained resulting in the misclassification of Class A common stock as permanent equity instead of temporary equity and changes to the Company’s net income (loss) per share calculations that have been restated within this Form 10-K/A filing.

The Chief Executive Officer and Chief Financial Officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for certain complex financial instruments. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

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

	Class A Common Stock		Class B Common Stock(3)		Approximate Percentage of Outstanding Common Stock
Name of Beneficial Owner	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class
Sports Entertainment Acquisition Holdings LLC (1)(2)	-	-	11,200,000	99.6%	19.9%
Eric Grubman (1)	-	-	-	-	-
John Collins (1)	-	-	-	-	-
Natara Holloway (1)	-	-	25,000	*	*
Timothy Goodell (1)	-	-	25,000	*	*
Millennium Management LLC (4)	3,452,697	7.7%	-	-	6.1%
All officers and directors as a group (4 individuals)	-	-	50,000	*	*
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

4.2	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1, filed on September 14, 2020 (File No. 333-248798))

4.3	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1, filed on September 14, 2020 (File No. 333-248798))

4.4	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1/A, filed on September 28, 2020 (File No. 333-248798))

4.5*	Description of Registrant’s Securities

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

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 1st day of December 2021, except for the effects of the restatement disclosed in Note 2, as to which the date is November 30, 2021.

By:	/s/ Eric Grubman
Name:	Eric Grubman
Title:	Chairman of the Board and Chief
Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

*	Chief Executive Officer (Principal Executive Officer)	December 1, 2021
John Collins

/s/ Eric Grubman	Chairman of the Board and Chief Financial Officer (Principal Financial and Accounting Officer)	December 1, 2021
Eric Grubman

*	Director	December 1, 2021
Natara Holloway

*	Director	December 1, 2021
Timothy Goodell

SPORTS ENTERTAINMENT ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
Sports Entertainment Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Sports Entertainment Acquisition Corp. (the “Company”) as of December 31, 2020, the related statements of operations, changes in stockholders’ deficit and cash flows for the period from July 30, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from July 30, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Restatement of Financial Statements

As discussed in Note 2 to the financial statements, the 2020 financial statements have been restated to correct certain misstatements.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, if the Company is unable to complete a business combination by October 6, 2022 then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

New York, New York
June 21, 2021, except for the effects of the restatement disclosed in Note 2, as to which the date is December 1, 2021

SPORTS ENTERTAINMENT ACQUISITION CORP.
BALANCE SHEET
DECEMBER 31, 2020
(As Restated – See Note 2)

ASSETS
Current assets
Cash	$1,087,876
Prepaid expenses	290,394
Total Current Assets	1,378,270

Cash and marketable securities held in Trust Account	450,067,699
Total Assets	$451,445,969

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current liabilities
Accrued expenses	$109,103
Accrued offering costs	16,480
Total Current Liabilities	125,583

Warrant liability, at fair value	45,225,000
Deferred underwriting fee payable	15,750,000
Total Liabilities	61,100,583

Commitments and contingencies

Class A common stock subject to possible redemption, 45,000,000 shares at $10.00 per share redemption value	450,000,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; (excluding 45,000,000 shares subject to possible redemption)	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 11,250,000 shares issued and outstanding	1,125
Additional paid-in capital	—
Accumulated deficit	(59,655,739)
Total Stockholders’ Deficit	(59,654,614)
Total Liabilities and Stockholders’ Deficit	$451,445,969

The accompanying notes are an integral part of the financial statements.

SPORTS ENTERTAINMENT ACQUISITION CORP.
STATEMENT OF OPERATIONS
FOR THE PERIOD FROM JULY 30, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020
(As Restated – See Note 2)

Formation and operational costs	$203,809
Loss from operations	(203,809)

Other income (expense):
Change in fair value of warrant liability	(15,007,134)
Transaction costs allocated to warrant liabilities	(1,152,775)
Interest earned on marketable securities held in Trust Account	67,699
Other expense, net	(16,092,210)
Net loss	$(16,296,019)

Weighted average shares outstanding of Class A common stock	24,837,662
Basic and diluted net loss per share, Class A common stock	$(0.46)

Weighted average shares outstanding of Class B common stock	10,625,000
Basic and diluted net loss per share, Class B common stock	$(0.46)

The accompanying notes are an integral part of the financial statements.

SPORTS ENTERTAINMENT ACQUISITION CORP.
STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM JULY 30, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020
(As Restated – See Note 2)

	Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – July 30, 2020 (Inception)	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor	11,500,000	1,150	23,850	—	25,000

Cash paid in excess of Fair Value of Private Placement Warrants	—	—	1,059,424	—	1,059,424

Forfeiture of Class B common shares by Sponsor	(250,000)	(25)	25	—	—

Accretion of Class A common stock subject to redemption	—	—	(1,083,299)	(43,359,720)	(44,443,019)

Net loss	—	—	—	(16,296,019)	(16,296,019)

Balance – December 31, 2020 (As Restated)	11,250,000	$1,125	$—	$(59,655,739)	$(59,654,614)

The accompanying notes are an integral part of the financial statements.

SPORTS ENTERTAINMENT ACQUISITION CORP.
STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM JULY 30, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020
(As Restated – See Note 2)

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

SPORTS ENTERTAINMENT ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

NOTE 2 — RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company concluded it should restate its previously issued financial statements by amending Amendment No. 2 to its Annual Report on Form 10-K/A, filed with the SEC on June 22, 2021, to classify all Class A common stock subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A common stock in permanent equity, or total stockholders’ equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable stock classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. Also, in connection with the change in presentation for the Class A common stock subject to possible redemption, the Company also revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company. As a result, the Company restated its previously filed financial statements to present all redeemable Class A common stock as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480. The Company’s previously filed financial statements that contained the error were initially reported in the Company’s Form 8-K filed with the SEC on October 13, 2020 (the “Post-IPO Balance Sheet”), and the Company’s Annual Report on 10-K for the annual period ended December 31, 2020, which were previously restated in the Company’s Amendment No. 2 to its Form 10-K as filed with the SEC on June 22, 2021, as well as the Form 10-Qs for the quarterly periods ended, March 31, 2021 and June 30, 2021 (the “Affected Periods”). These financial statements restate the Company’s previously issued audited financial statements covering the periods through December 31, 2020. The quarterly periods ended March 31, 2021 and June 30, 2021 will be restated in the Company’s Form 10-QA for the quarterly period ended September 30, 2021. This Restatement also resulted in changes to the disclosure provided in footnotes 3 and 8 of these financial statements.

The impact of the restatement on the Company’s financial statements as of October 6, 2020 is reflected in the following table:

As of October 6, 2020	As Reported As Previously Restated in 10-K/A Amendment No. 2	Adjustment	As Restated
Total assets	$402,006,531	-	$402,006,531
Total liabilities	$41,612,180	-	$41,612,180
Class A common stock subject to possible redemption	355,394,350	44,605,650	400,000,000
Class A common stock	446	(446)	-
Class B common stock	1,150	-	1,150
Additional paid-in capital	6,028,263	(6,028,263)	-
Accumulated deficit	(1,029,858)	(38,576,941)	(39,606,799)
Total stockholders’ equity (deficit)	$5,000,001	$(44,605,650)	$(39,605,649)
Total Liabilities, Stockholders’ Equity (Deficit)	$402,006,531	$-	$402,006,531

The impact of the restatement on the audited financial statements as of December 31, 2020 is presented below:

As of December 31, 2020	As Reported As Previously Restated in 10-K/A Amendment No. 2	Adjustment	As Restated
Total assets	$451,445,969	-	$451,445,969
Total liabilities	$61,100,583	-	$61,100,583
Class A common stock subject to possible redemption	385,345,380	64,654,620	450,000,000
Class A common stock	647	(647)	-
Class B common stock	1,125	-	1,125
Additional paid-in capital	21,294,253	(21,294,253)	-
Accumulated deficit	(16,296,019)	(43,359,720)	(59,655,739)
Total stockholders’ equity (deficit)	$5,000,006	$(64,654,620)	$(59,654,614)
Total Liabilities, Stockholders’ Equity (Deficit)	$451,445,969	$-	$451,445,969

The impact of the restatement to the previously reported as restated statement of cash flows for the period ended December 31, 2020, is presented below:

SPORTS ENTERTAINMENT ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

Period From July 30, 2020 (Inception) Through December 31, 2020

	As Reported As Previously Restated in 10-K/A Amendment No. 2	Adjustment	As Restated
Cash Flow from Operating Activities	$(385,100)	$-		$(385,100)
Cash Flows used in Investing Activities	$(450,000,000)	$-		$(450,000,000)
Cash Flows provided by Financing Activities	$451,472,976	$-		$451,472,976
Supplemental Disclosure of Noncash Financing Activities:
Initial classification of Class A common stock subject to possible redemption	$400,487,620	$(400,487,620)	$
Change in value of Class A common stock subject to possible redemption	$(15,142,240)	$15,142,240	$

The impact to the reported amounts of weighted average shares outstanding and basic and diluted earnings per common share is presented below for the period ended December 31, 2020:

	Earnings Per Share
	As Reported As Previously Restated in 10-K/A Amendment No. 2	Adjustment	As Restated
For the period From July 30, 2020 (Inception) Through December 31, 2020
Weighted average shares outstanding - Class A common stock	44,259,412	(19,421,750)	24,837,662
Basic and diluted (loss) per share - Class A common stock	$-	$(0.46)	$(0.46)
Weighted average shares outstanding - Class B common stock	10,682,624	(57,624)	10,625,000
Basic and diluted (loss) per share - Class B common stock	$(1.53)	$1.07	$(0.46)

Going Concern

Subsequent to the Company’s previously issued Form 10-K/A on June 22, 2021, in connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to complete a Business Combination by October 6, 2022, then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution as well as the Company’s working capital deficit raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after October 6, 2022. The Company intends to complete a Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any business combination by October 6, 2022.

SPORTS ENTERTAINMENT ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (as Restated)

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

At December 31, 2020, the Class A common shares reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$450,000,000
Less:
Proceeds allocated to Public Warrants	(20,277,290)
Class A common shares issuance costs	(24,165,729)
Plus:
Accretion of carrying value to redemption value	44,443,019
Class A common shares subject to possible redemption	$450,000,000

SPORTS ENTERTAINMENT ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

Offering Costs

Offering costs consist of legal, accounting and other expenses incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs amounting to $24,165,729 were charged to temporary equity upon the completion of the Initial Public Offering and the partial exercise of the underwriters’ over-allotment and offering costs of $1,152,775 allocated to the issuance of warrants were expensed and included in net loss.

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

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase Class A common stock in the aggregate. As of December 31, 2020, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net loss per common stock is the same as basic net loss per common stock for the periods presented.

The following table reflects the calculation of basic and diluted net income per common stock (in dollars, except share amounts):

	For The Period Ended July 30, 2020 (inception) through December 31, 2020
	Class A	Class B
Basic and diluted net loss per ordinary share
Numerator:
Allocation of net loss	$(11,413,554)	$(4,882,465)
Denominator:
Basic and diluted weighted average shares outstanding	24,837,662	10,625,000

Basic and diluted net loss per ordinary share	$(0.46)	$(0.46)

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

NOTE 8. STOCKHOLDERS’ EQUITY (as Restated)

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At December 31, 2020, there were 45,000,000 shares of Class A common stock subject to possible redemption which were classified as temporary equity.

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

The Business Combination Agreement provides for, among other things, the following transactions: (i) prior to the closing date, each holder of common stock of SGHC will exchange such shares in exchange for a certain number of common stock of no par value of NewCo (the “Pre-Closing Reorganization”), (ii) on the closing date, SEAC will merge with and into Merger Sub, with SEAC as the surviving company continuing as a wholly owned subsidiary of NewCo (the “Merger”), and (ii) at the effective time of the Merger, each share of Class A common stock of SEAC shall be cancelled and extinguished and shall be converted into the right to receive one ordinary share of no par value of NewCo (the “Exchange”). The Pre-Closing Reorganization, the Merger, the Exchange and the other transactions contemplated by the Business Combination Agreement are hereinafter referred to as the “Business Combination”.