Form 10-Q/A
period 2021-09-30
Sports Entertainment Acquisition Corp.
filed 2021-12-02
CIK 1820852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

As of December 1, 2021, there were 45,000,000 shares of Class A common stock, $0.0001 par value, and 11,250,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

SPORTS ENTERTAINMENT ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

		Page
PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Balance Sheets as of September 30, 2021 (unaudited) and December 31, 2020	1

	Unaudited Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2021 and for the period from July 30, 2020 (Inception) through September 30, 2020	2

	Unaudited Condensed Statements of Changes in Stockholders’ (Deficit) Equity for the Three and Nine Months Ended September 30, 2021 and for the period from July 30, 2020 (Inception) through September 30, 2020	3

	Unaudited Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2021 and for the period from July 30, 2020 (Inception) through September 30, 2020	4

	Unaudited Notes to Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	18

Item 4.	Controls and Procedures	18

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	19

Item 1A.	Risk Factors	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3.	Defaults Upon Senior Securities	19

Item 4.	Mine Safety Disclosures	19

Item 5.	Other Information	19

Item 6.	Exhibits	19

SIGNATURES		20

EXPLANATORY NOTE

Sports Entertainment Acquisition Corp. (the “Company,”, ”SEAH”, “we,”, “us” or “our”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2021 (this “Quarterly Report”) to amend and restate certain terms in its Quarterly Report on Form 10-Q for the quarterly period September 30, 2021 originally filed with the Securities and Exchange Commission (the “SEC”) on November 12, 2021 (the “Original Quarterly Report”).

Background of Restatement

All of the shares held by the Company’s public stockholders (the “Public Shares”) contain a redemption feature which provides each holder of such shares with the opportunity to have their shares redeemed, and management has no control over which Public Shares will be redeemed. ASC 480-10-S99-3A provides that redemption provisions not solely within the control of the issuer require shares subject to redemption to be classified outside of permanent equity. Furthermore, ASC 480-10-25-6(b) provides guidance stating that in determining if an instrument is mandatorily redeemable, a provision that defers redemption until a specified liquidity level is reached would not affect classification of the instrument. As such, management has identified errors made in the historical financial statements where, at the closing of the Company’s Initial Public Offering, the Company improperly valued its Class A common stock subject to possible redemption. The Company previously determined the Class A common stock subject to possible redemption to be equal to the redemption value, while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Public Shares can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that the redemption value should include all Class A common stock subject to possible redemption, resulting in the Class A commons stock subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity as of the Initial Public Offering date and all subsequent reporting periods.

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

As a result, the Company’s management, together with the Audit Committee, determined that the Company’s financial statements and other financial data as of and for the three months ended March 31, 2021 and June 30, 2021 should be restated in the Form 10-Q/A as a result of this error. The three months ended March 31, 2021 and June 30, 2021 will be restated in Note 2 of this September 30, 2021 amended Form 10-Q. These restatements result in a change in the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock. In addition, earnings per share was also changed to allocate income and losses pro rata for each class of common stock.  Further, there is no impact to the reported amounts for total assets, total liabilities, cash flows, or net income (loss).

The financial information that has been previously filed or otherwise reported for this period is superseded by the information in this Form 10-Q/A, and the financial statements and related financial information contained in the Original Quarterly Report should no longer be relied upon. On November 24, 2021, the Company filed a report on Form 8-K disclosing the non-reliance on the financial statements included in the Original Quarterly Report.

Internal Control Considerations

In connection with the restatement, management has re-evaluated the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of September 30, 2021. The Company’s management has concluded that, in light of the errors described above, and the filing of the Form 10-Q, a material weakness exists in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective. Management plans to enhance the system of evaluating and implementing the accounting standards that apply to our financial statements, including enhanced training of our personnel and increased communication among our personnel and third-party professionals with whom we consult regarding application of complex financial instruments. For a discussion of management’s consideration of our disclosure controls and procedures, internal controls over financial reporting, and the material weaknesses identified, see Part I, Item 4, “Controls and Procedures” of this Form 10-Q/A.

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

 SPORTS ENTERTAINMENT ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT)/EQUITY

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2021	11,250,000	$1,125	$—	$(59,655,739)	$(59,654,614)

Net income	—	—	—	4,632,106	4,632,106
Balance – March 31, 2021 (unaudited), as restated, see Note 2	11,250,000	1,125	—	(55,023,633)	(55,022,508)

Net loss	—	—	—	(37,122,627)	(37,122,627)
Balance – June 30, 2021 (unaudited), as restated, see Note 2	11,250,000	$1,125	$—	$(92,146,260)	$(92,145,135)

Net loss	—	—	—	(8,102,872)	(8,102,872)
Balance – September 30, 2021 (unaudited)	11,250,000	$1,125	$—	$(100,249,132)	$(100,248,007)

FOR THE PERIOD FROM JULY 30, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020

	Class B Common Stock		Additional Paid-in	Retained Earnings / (Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit)	Equity

Balance – July 30, 2020 (inception)	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor	11,500,000	1,150	23,850	—	25,000

Net loss	—	—	—	(1,000)	(1,000)
Balance – September 30, 2020 (unaudited)	11,500,000	1,150	$23,850	$(1,000)	$24,000

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

Liquidity and Going Concern

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

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

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

There has been no change in the Company’s total assets, liabilities or operating results.

The impact of the restatement on the Company’s financial statements is reflected in the following table.
Balance Sheet as of March 31, 2021 (Unaudited)	As Previously Reported	Adjustment	As Restated
Common stock subject to possible redemption	$389,977,490	60,022,510	450,000,000
Common Stock	$600	(600)	—
Additional paid-in capital	$16,662,190	(16,662,190)	—
Accumulated deficit	$(11,663,913)	(43,359,720)	(55,023,633)
Total Stockholders’ Equity (Deficit)	$5,000,002	(60,022,510)	(55,022,508)

Balance Sheet as of June 30, 2021 (Unaudited)	As Previously Reported	Adjustment	As Restated
Common stock subject to possible redemption	$352,854,860	97,145,140	450,000,000
Common Stock	$971	(971)	—
Additional paid-in capital	$53,784,449	(53,784,449)	—
Accumulated deficit	$(48,786,540)	(43,359,720)	(92,146,260)
Total Stockholders’ Equity (Deficit)	$5,000,005	(97,145,140)	(92,145,135)

SPORTS ENTERTAINMENT ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)
Statement of Cash Flows for the Three Months Ended March 31, 2021 (Unaudited)	As Previously Reported	Adjustment	As Restated
Change in Class A common stock subject to possible redemption	$4,632,110	$(4,632,110)	$—

Statement of Cash Flows for the Six Months Ended June 30, 2021 (Unaudited)	As Previously Reported	Adjustment	As Restated
Change in Class A common stock subject to possible redemption	$(32,490,520)	$32,490,520	$—

	As Previously Reported	Adjustment	As Restated
Statement of Operations for the Three Months Ended March 31, 2021
Basic and diluted weighted average shares outstanding, Class A common stock	45,000,000	—	45,000,000
Basic and diluted net income (loss) per share, Class A common stock	$—	$0.08	$0.08
Basic and diluted weighted average shares outstanding, Class B common stock	11,250,000	—	11,250,000
Basic and diluted net loss (income) per share, Class B common stock	$0.41	$(0.33)	$0.08

Statement of Operations for the Three Months Ended June 30, 2021	As Previously Reported	Adjustment	As Restated
Basic and diluted weighted average shares outstanding, Class A common stock	45,000,000	—	45,000,000
Basic and diluted net income per share, Class A common stock	$—	$(0.66)	$(0.66)
Basic and diluted weighted average shares outstanding, Class B common stock	11,250,000	—	11,250,000
Basic and diluted net loss (income) per share, Class B common stock	$(3.30)	$2.64	$(0.66)

Statement of Operations for the Six Months Ended June 30, 2021	As Previously Reported	Adjustment	As Restated
Basic and diluted weighted average shares outstanding, Class A common stock	45,000,000	—	45,000,000
Basic and diluted net income per share, Class A common stock	$—	$(0.58)	$(0.58)
Basic and diluted weighted average shares outstanding, Class B common stock	11,250,000	—	11,250,000
Basic and diluted net income (loss) per share, Class B common stock	$(2.89)	$2.31	$(0.58)

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2020 as filed with the SEC on November 30, 2021. The interim results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or future periods.

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

Net (Loss) per Common Share

Net (loss) per common share is computed by dividing net (loss) by the weighted average number of shares of common stock outstanding during the period. The Company has not considered the effect of warrants sold in the Initial Public Offering and private placement to purchase 33,500,000 shares of Class A common stock in the calculation of diluted income per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase Class A ordinary shares in the aggregate. As of September 30, 2021 and 2020, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net loss per ordinary share is the same as basic net loss per common stock for the periods presented.

The following table reflects the calculation of basic and diluted net (loss) per common share (in dollars, except share amounts):

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
This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement of our financial statements for the periods ending December 31, 2020, March 31, 2021 and June 30, 2021. Management identified errors made in its historical financial statements where, at the closing of our Initial Public Offering, we improperly valued our Class A common stock subject to possible redemption. We previously determined the Class A common stock subject to possible redemption to be equal to the redemption value of $10.00 per share of Class A common stock while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Class A common stock issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside of the Company’s control. Therefore, management concluded that the redemption value should include all Class A common stock subject to possible redemption, resulting in the Class A common stock subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification error related to temporary equity and permanent equity. This resulted in a restatement to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2020 filed with the U.S. Securities and Exchange Commission (the “SEC”) on November 30, 2021. The Company’s filings pursuant to the Securities Act and the Exchange Act can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officers and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officers and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

Changes in Internal Control over Financial Reporting

Except as set forth below, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our principal executive officer and principal financial officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for certain complex features of the Class A common stock and warrants. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

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

As described elsewhere in this Quarterly Report on Form 10-Q/A, we identified a material weakness in our internal control over financial reporting related to complex financial instruments. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of September 30, 2021. See “Note 2—Restatement of Previously Issued Financial Statements” to the accompanying financial statements, as well as Part II, Item 9A: Controls and Procedures included in this Quarterly Report on Form 10-Q/A.

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

SPORTS ENTERTAINMENT ACQUISITION CORP.

Date: December 1, 2021	By:	/s/ John Collins
	Name:	John Collins
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: December 1, 2021	By:	/s/ Eric Grubman
	Name:	Eric Grubman
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)